Form 10-K
period 2020-12-31
TETRA TECHNOLOGIES INC
filed 2021-03-05
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant was $64,937,973 as of June 30, 2020.
As of March 3, 2021, TETRA Technologies, Inc. had 126,635,900 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III information is incorporated by reference to the registrant’s proxy statement for its annual meeting of stockholders to be held
April 29, 2021, to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements in this Annual Report are identifiable by the use of the following words, the negative of such words, and other similar words: “anticipates”, “assumes”, “believes”, “budgets”, “could”, “estimates”, “expects”, “forecasts”, “goal”, “intends”, “may”, “might”, “plans”, “predicts”, “projects”, “schedules”, “seeks”, “should”, “targets”, “will”, and “would”.

    Such forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable, but such forward-looking statements are subject to numerous risks, and uncertainties, including, but not limited to:

•economic and operating conditions that are outside of our control, including the trading price of our common stock, and the supply, demand, and prices of oil and natural gas;
•the availability of adequate sources of capital to us;
•the levels of competition we encounter;
•the activity levels of our customers;
•our operational performance;
•the availability of raw materials and labor at reasonable prices;
•risks related to acquisitions and our growth strategy;
•restrictions under our debt agreements and the consequences of any failure to comply with debt covenants;
•the effect and results of litigation, regulatory matters, settlements, audits, assessments, and contingencies;
•potential regulatory initiatives to restrict hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges;
•risks related to our foreign operations;
•risks related to our non-controlling equity investments;
•information technology risks including the risk of cyberattack;
•global or national health concerns, including the outbreak of pandemics or epidemics such as the coronavirus (COVID-19);
•operational challenges relating to COVID-19, distribution and administration of COVID-19 vaccines and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain distributions; and
•other risks and uncertainties under “Item 1A. Risk Factors” in this Annual Report and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

All subsequent written and oral forward-looking statements made by or attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of
i

the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements we may make, except as may be required by law.

ii

PART I

Item 1. Business.

The financial statements presented in this Annual Report are the consolidated financial statements of TETRA Technologies, Inc., a Delaware corporation and its subsidiaries. When the terms “TETRA,” “the Company,” “we,” “us,” or “our” are used in this document, those terms refer to TETRA Technologies, Inc. and its consolidated subsidiaries.

TETRA is a Delaware corporation incorporated in 1981. Our corporate headquarters are located at 24955 Interstate 45 North, The Woodlands, Texas, 77380. Our phone number is 281-367-1983 and our website is www.tetratec.com. Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “TTI.”

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

About TETRA

TETRA Technologies, Inc., together with its consolidated subsidiaries, is a leading, geographically diversified oil and gas services company, focused on completion fluids and associated products and services, comprehensive water management, frac flowback and production well testing. Prior to the closing of the GP Sale (as defined below) on January 29, 2021, we operated in three reporting segments organized into three Divisions. Following the closing of the GP Sale, our products and services are delivered through two reporting segments organized into two Divisions - Completion Fluids & Products and Water & Flowback Services.

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

Our Water & Flowback Services Division provides onshore oil and gas operators with comprehensive water management services. The Division also provides frac flowback, production well testing, offshore rig cooling, and other associated services in many of the major oil and gas producing regions in the United States and Mexico, as well as in oil and gas basins in certain countries in Latin America, Europe, and the Middle East.

We continue to pursue a long-term growth strategy that includes expanding our core businesses, domestically and internationally, through the introduction of new technology, organic growth and accretive acquisitions.

Products and Services

Completion Fluids & Products Division

Liquid calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, sodium bromide, and blends of such products manufactured by our Completion Fluids & Products Division are referred to as clear brine fluids (“CBFs”) in the oil and gas industry. CBFs are salt solutions that have variable densities and are used to control bottom-hole pressures during oil and gas completion and workover operations. The Division sells CBFs and various CBF additives to U.S. and foreign oil and gas exploration and production companies and to other companies that service customers in the oil and gas industry.

    The Completion Fluids & Products Division provides both stock and custom-blended CBFs based on each customer’s specific needs and the proposed application. It provides a broad range of associated CBF services, including: on-site fluids filtration, handling and recycling; wellbore cleanup; custom fluids blending; and fluid management services. The Division’s flagship CBF technology, TETRA CS Neptune® completion fluids, are high-density monovalent and divalent fluids that are free of undissolved solids, zinc, priority pollutants, and formate ions. They were developed by TETRA to be environmentally friendly alternatives to traditional zinc bromide high-density completion fluids and environmentally friendly and cost-effective alternatives to cesium formate high-density completion fluids, all of which are used in well completion and workover operations, as well as a low-solids reservoir drilling fluids.

    The Completion Fluids & Products Division offers to repurchase, or “buy-back”, certain used CBFs from customers, which can be reconditioned and recycled. Selling used CBFs back to us reduces the net cost of the CBFs to customers and minimizes our customers’ need to dispose of used fluids. We recondition used CBFs through filtration, blending and the use of proprietary chemical processes, and then market the reconditioned CBFs.

By blending different CBFs and using various additives, we are able to modify the specific density, crystallization temperature, and chemical composition of the CBFs as required to meet our customers’ specific needs. The Division’s fluid engineering personnel determine the optimal CBF blend for a customer’s particular application to maximize its effectiveness and lifespan. Our filtration services use a variety of techniques and equipment to remove particulates from CBFs at the customer’s site so the CBFs can be reused. Filtration also enables recovery of a greater percentage of used CBFs for reconditioning.

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

Our calcium chloride manufacturing facilities are located in the United States and Finland. In the United States, we manufacture liquid calcium chloride products at four manufacturing plant facilities. Liquid and flake calcium chloride are also produced at our Kokkola, Finland plant. We operate our European calcium chloride operations under the name TETRA Chemicals Europe. We also manufacture liquid calcium chloride at our facilities in Parkersburg, West Virginia and Lake Charles, Louisiana, and we have two solar evaporation facility locations located in San Bernardino County, California, that produce liquid calcium chloride and sodium chloride from underground brine reserves, which are replenished naturally. Our calcium chloride production facilities have a combined production capacity of approximately 1.0 million equivalent liquid tons per year. We also acquire calcium chloride inventory from other producers.

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

Water & Flowback Services Division

Our Water & Flowback Services Division provides a wide variety of water management services that support hydraulic fracturing in unconventional well completions for domestic onshore oil and gas operators. These services include fresh and produced water analysis, treatment and recycling, blending and distribution, storage and pit lining, transfer, engineering, and environmental risk mitigation. The Water & Flowback Services Division’s patented and patent-pending equipment and processes include advanced hydrocyclones for sand management, certain produced- and fresh-water blending technologies, and TETRA Steel™ 1200 rapid deployment water transfer system. The Water & Flowback Services Division seeks to design sustainable solutions that meet the unique needs of each customer in order to maximize operational performance and efficiency, and minimize the use of fresh water. These include tailored “Last Mile” infrastructure - which consists of water storage ponds, movable storage tanks, a network of water transfer lines including poly pipe and TETRA Steel™ lay-flat hose, automated transfer and blending of produced water, and water treatment and recycling systems including the TETRA SwiftWater Automated Treatment (SWAT™) system that chemically treats produced water through a clarification process and the oil recovery from produced water via the TETRA Oil Recovery After Production Technology (Orapt™) mobile oil separation system to transfer water around well pads in a safe, efficient and environmentally responsible manner. Automation has also been deployed throughout 2020 across the TETRA water management portfolio to reduce health, safety and environmental risks and enhance reliability and cost-effectiveness.

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

This Division maintains one of the largest fleets of high-pressure production testing equipment in the United States, including equipment designed to work in environments where high levels of hydrogen sulfide gas are present. The Division has domestic operating locations in Colorado, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia, and Wyoming. The Division also has locations in certain countries in Latin America, Europe, and the Middle East.

Former Compression Division

Our former Compression Division provided compression services and equipment for natural gas and oil production, gathering, artificial lift, transmission, processing and storage.     Our former Compression Division’s operations were conducted through our partially-owned CSI Compressco LP (“CCLP”) subsidiary. Through one of our former wholly-owned subsidiaries, CSI Compressco GP LLC (f/k/a CSI Compressco GP Inc.) (the “general partner”), we managed and controlled CCLP, and accordingly, we consolidated CCLP’s results of operations in our consolidated results of operations through December 31, 2020. As of December 31, 2020, common units held by the public represented approximately a 65% common unit ownership interest in CCLP. On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan Energy Partners, LP and Energy Holdco, LLC (together, “Spartan”) pursuant to which we sold the general partner of CCLP, including the incentive distribution rights (“IDRs”) in CCLP and approximately 23.1% of the outstanding limited partner interests in CCLP, in exchange for a combination of $13.4 million in cash paid at closing, $0.5 million in cash payable on the six-month anniversary of the closing and $3.1 million in contingent consideration in the form of cash and/or CCLP common units if CCLP achieves certain financial targets on or before December 31, 2022. We were required to use all net cash proceeds received at closing from the sale to repay borrowings under our Term Credit Agreement. Following the closing of the transaction, we retained approximately 11.1% of the outstanding CCLP common units. Throughout this Annual Report, we refer to the transaction with Spartan as the “GP Sale.” We have reflected the operations of our former Compression Division as discontinued operations for all periods presented. See Note 3 - “Discontinued Operations” and Note 18 - “Subsequent Event” in the Notes to Consolidated Financial Statements for further information.

Sources of Raw Materials

Our Completion Fluids & Products Division manufactures calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide for sale to its customers. The Division also recycles used calcium bromide and zinc bromide CBFs repurchased from its oil and gas customers.

The Completion Fluids & Products Division manufactures liquid calcium chloride, either from underground brine or by reacting hydrochloric acid with limestone. We produce calcium chloride and sodium chloride at our two facilities in San Bernardino County, California, by solar evaporation of pumped underground brine reserves that contain calcium chloride. The underground reserves of this brine are deemed adequate to supply our foreseeable need for calcium chloride at those plants. The Division also purchases liquid and dry calcium chloride from a number of U.S. and foreign chemical manufacturers.

The Completion Fluids & Products Division’s primary sources of hydrochloric acid are co-product streams obtained from chemical manufacturers. Substantial quantities of limestone are also consumed when converting hydrochloric acid into calcium chloride. Currently, hydrochloric acid and limestone are generally available from multiple sources.

To produce calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide at our West Memphis, Arkansas facility, we use bromine, hydrobromic acid, zinc, ammonia water and lime as raw materials. There are multiple sources of zinc that we can use in the production of zinc bromide and zinc calcium bromide. We have a long-term supply agreement with Lanxess, AG (Lanxess”) under which the Completion Fluids & Products Division purchases its requirements of raw material bromine from Lanxess’ Arkansas bromine production facilities.

The Completion Fluids & Products Division also owns a calcium bromide manufacturing plant near Magnolia, Arkansas, which was constructed in 1985. This plant was acquired in 1988 and is not operable. We currently lease over 27,000 acres of brine leases in the vicinity of this plant, which contain bromine and lithium. While this plant is designed to produce calcium bromide, it could be modified to produce elemental bromine or select bromine compounds. Development of the brine field, construction of necessary pipelines and reconfiguration of the plant would require a substantial capital investment. The long-term Lanxess bromine supply agreement discussed above provides a secure supply of bromine to support the Division’s current operations. We do, however, continue to evaluate our strategy related to the Magnolia, Arkansas, assets and their future development. Lanxess has certain rights to participate in future development of the Magnolia, Arkansas assets. In addition, we are party to agreements with Standard Lithium Ltd. (“Standard Lithium”) (TSXV:SLL), under which Standard Lithium has the right to explore, produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region (San Bernardino County) of California. See Note 2 - “Summary of Significant Accounting Policies” and Note 15 - “Fair Value Measurements” in the Notes to Consolidated Financial Statements for further information.

The Water & Flowback Services Division purchases water management and production testing equipment and components from third-party manufacturers.

Market Overview and Competition

Our operations are highly dependent upon the demand for, and production of, natural gas and oil in the various domestic and international locations in which we operate, and were significantly affected by the unprecedented impact of the COVID-19 pandemic. Demand for products and services of our Completion Fluids & Products Division remained resilient despite pandemic impacts on commodity prices. Recent oil price volatility and much lower oil prices during the second and third quarters of 2020 particularly affected domestic onshore demand for our Water & Flowback Services Division services. For example, in 2020 West Texas Intermediate oil prices ranged from a high of $63.27 per barrel in January 2020 to a low of negative $39.68 per barrel in April 2020.

Completion Fluids & Products Division

Our Completion Fluids & Products Division provides its products and services to oil and gas exploration and production companies in the United States and certain foreign markets, and to other customers that service such companies. Current areas of market presence include the onshore U.S., the U.S. Gulf of Mexico, the North Sea, Mexico and certain countries in South America, Europe, Asia, the Middle East and Africa. Customers with deepwater operations frequently use high volumes of CBFs, which can be subject to harsh downhole conditions, such as high pressure and high temperatures. Demand for CBF products is generally driven by offshore completion and workover activity.

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

The Completion Fluids & Products Division’s liquid and dry calcium chloride products have a wide range of uses outside the energy industry. Non-energy market segments where these products are used include water treatment, industrial, food processing, road maintenance, ice melt, agricultural, and consumer products. We also sell sodium bromide into industrial water treatment markets as a biocide under the BioRid® tradename. Most of these markets are highly competitive. The Completion Fluids & Products Division’s European calcium chloride operations market our calcium chloride products to certain European markets. Our principal competitors in the non-

energy related calcium chloride markets include Occidental Chemical Corporation and Vitro in North America and NedMag in Europe.

Water & Flowback Services Division

The Water & Flowback Services Division provides comprehensive water management and frac flowback services to a wide-range of onshore oil and gas operators located in all active North America unconventional oil and gas basins.

The Division also provides frac flowback services, early production facilities and services, production well testing services, sand filtration, and other associated services in various domestic and international locations, including well flow management and evaluation services that enable operators to quantify oil and gas reserves, optimize oil and gas production, and minimize oil and gas reservoir production damage.

The water management, flowback, and production testing markets are highly competitive, and competition is based on availability of appropriate equipment and qualified personnel, as well as price, quality of service, and safety record. The Division’s skilled personnel, operating procedures, integrated closed-loop water management solution, automation systems, and safety record give us a competitive advantage. Competition in the U.S. water management markets includes Select Energy and various regional companies, while competition in onshore U.S. production testing markets is primarily dominated by numerous small, privately owned operators. Halliburton, and Schlumberger are competitors in the international production testing markets we serve although we provide these services to their customers on a subcontract basis from time to time. Customers for the Water & Flowback Services Division include major integrated and independent U.S. and international oil and gas producers that are active in the areas in which we operate.

No single customer provided 10% or more of our total consolidated revenues during the years ended December 31, 2020 or 2018. One customer provided more than 10% of our total consolidated revenues during the year ended December 31, 2019.

Other Business Matters

Human Capital Management

We collaborate as a team to execute for each other, our customers, and our shareholders. As of December 31, 2020, we had approximately 1,800 people worldwide, including approximately 730 employees of CCLP. None of our U.S. employees are presently covered by a collective bargaining agreement. Our employees outside the U.S. are generally members of labor unions and associations in the countries in which they are employed. We believe that our relations with our employees are good.

Diversity and Inclusion

The diversity of our global workforce stimulates creativity and innovation as we use our collective talents to develop unique solutions to address the world's energy challenges. Our executive management sponsored Diversity & Inclusion Committee focuses on sharing information and promoting key initiatives across the company to educate and create awareness about the importance of a diverse and inclusive culture. The committee also assists the talent management group to attract, retain, develop, and reward a high-performing and diverse workforce, provide forums and sponsor training activities to share best practices concerning diversity and inclusion education, and develop communication platforms to share information about diversity and inclusion and promote the committee’s activities.

Career Development

The board of directors, the chief executive officer, and the director of Human Resources, evaluate, from time to time each year, executive development and succession planning to prepare us for future success. The succession planning process covers all senior management positions and certain other key positions. This review of executive talent determines readiness to take on additional leadership roles and identifies developmental opportunities needed to prepare our executives for greater responsibilities. Our short and long-term business strategy is considered when evaluating candidates and their skills.

Compensation and Benefits

The Company’s compensation programs are designed to incentivize performance, maximize returns, and build shareholder value. We work with consultants to benchmark our compensation and benefits programs to help us offer competitive compensation packages to attract and retain high-performing talent. We also offer competitive benefits to attract and retain exceptional talent.

Safety

Recognizing that safety, service quality, and environmental protection are conditions of employment, all employees and contractors are responsible for their safety, the safety of those around them, the quality of their work, and protection of the environment. As part of our safety-focused culture, it is customary that each meeting starts with an employee-led safety moment.

To ensure our work remains safe and of the highest quality, the Company has a comprehensive HSEQ Management System and program designed to improve the capacity of the organization by controlling worksite risks, developing proper work practices and procedures, and empowering employees with stop-work authority if they observe unsafe conditions, omissions, errors, or actions that could result in safety or environmental incidents, or product and service quality issues. If an incident takes place, we investigate all serious occurrences to root causes and implement corrective actions to ensure we expand our capacity to operate safely.

Driving is one of the highest exposure activities that we undertake in our day-to-day operations. We maintain a fleet of DOT and non-DOT vehicles and provide positive, real-time behavior feedback to our drivers via real-time monitors. Coupled with Journey Management, vehicle selection guidelines, and driver training, we have a comprehensive approach to reducing our driving exposure and incidents.

Proprietary Technology and Trademarks

As of December 31, 2020, we owned or licensed thirty-three issued U.S. patents and had fifteen patent applications pending in the United States. We also had thirty-six owned or licensed patents and forty-five patent applications pending in various other countries. The foreign patents and patent applications are primarily foreign counterparts to certain of our U.S. patents or patent applications. The issued patents expire at various times through 2037. We have elected to maintain certain other internally developed technologies, know-how, and inventions as trade secrets. While we believe that our patents and trade secrets are important to our competitive positions in our businesses, we do not believe any one patent or trade secret is essential to our success.

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

Health, Safety, and Environmental Affairs Regulations

Our service and sales operations and manufacturing plants are subject to stringent and complex U.S. and foreign health, safety, and environmental laws and regulations. Although we are committed to conducting all of our operations under the highest standards of safety and respect for the environment, risks of substantial costs and liabilities pursuant to such laws and regulations are inherent in certain of our operations and in the development and handling of certain products and equipment produced or used at our plants, well locations, and worksites. Because of these risks, there can be no assurance that significant costs and liabilities will not be incurred now or in the future. Changes in environmental and health and safety laws and regulations could subject us to more rigorous standards and could affect demand for our customers’ products which in turn would impact demand for our products. We cannot predict the extent to which our operations may be affected by any changes to existing laws, regulations and enforcement policies, new interpretations of existing laws, regulations and policies, or any new laws, regulations, or policies promulgated in the future.

We are subject to numerous federal, state, local, and foreign laws and regulations relating to health, safety, and the environment, including regulations regarding air emissions, wastewater and storm water discharges, and the disposal of certain hazardous and nonhazardous wastes. Compliance with such laws and regulations may expose us to significant costs and liabilities, and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations or associated permits may result in the assessment of administration, civil or criminal fines and penalties, the imposition of other corrective action obligations or other injuctive relief, or both.

Our operations in the United States are subject to various evolving environmental laws and regulations that are enforced by the U.S. Environmental Protection Agency (“EPA”); the Bureau of Safety and Environmental Enforcement (“BSEE”) of the U.S. Department of the Interior; the U.S. Coast Guard; and various other federal, state, and local environmental authorities. Similar laws and regulations, designed to protect the health and safety of our employees and visitors to our facilities, are enforced by the U.S. Occupational Safety and Health Administration, and other state and local agencies and authorities. The primary environmental laws and regulations applicable to our operations include: (i) the Federal Water Pollution Control Act of 1972 (the “Clean Water Act”); (ii) the Resource Conservation and Recovery Act of 1976; (iii) the Clean Air Act of 1977 (“CAA”); (iv) the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”); (v) the Superfund Amendments and Reauthorization Act of 1986; (vi) the Toxic Substances Control Act of 1976; (vii) the Hazardous Materials Transportation Act of 1975; and (viii) and the Pollution Prevention Act of 1990. Our operations outside the United States are subject to various foreign governmental laws and regulations relating to the environment, health and safety, and other regulated activities in the countries in which we operate.

Our operations routinely involve the handling of natural gas, oil, other petroleum products, and produced water. Hydrocarbons or hazardous and nonhazardous wastes may have been released during our operations, by third parties on wellhead sites where we provide services or store our equipment, or on or under other locations where wastes have been taken for disposal. Although most wastes associated with the exploration, development and production of oil and natural gas are currently exempt from the more stringent hazardous waste regulations under RCRA and its state analogs, it is possible that some of the material we handle now or may handle in the future may be subject to regulation under RCRA as a hazardous waste. Additionally, we cannot assure you that such materials will not be subject to more stringent requirements or characterized as hazardous wastes in the future. Separately, properties where such hydrocarbons and/or wastes are released or disposed of may be subject to investigatory, remediation, and monitoring requirements under foreign, federal, state, and local environmental laws and regulations. CERCLA and comparable state laws and regulations impose strict, joint, and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of a disposal site where a hazardous substance release occurred and any person that transported, disposed of, or arranged for the transport or disposal of such hazardous substances released at a site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies.

    The CAA and its implementing regulations, and comparable state laws and regulations, regulate the emissions of air pollutants from various industrial sources and impose monitoring and reporting requirements. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere. For example, in June 2016, the EPA adopted regulations under its New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants that establish air emission controls for natural gas and natural gas liquids production, processing and transportation activities. These rules establish specific requirements associated with volatile organic compounds and methane emissions from certain hydraulically fractured natural gas wells, production-related wet seal and reciprocating compressors, and pneumatic controllers and storage vessels, and further require that most hydraulically fractured natural gas wells use so-called “green” completions. While the EPA under the Trump Administration finalized rules to rescind or modify certain of these requirements in September 2020, including rescission of the methane-specific requirements applicable to sources in the production and processing segments of the oil and gas industry, various states and industry and environmental groups are separately challenging the EPA’s June 2016 standards and its September 2020 final rule. Moreover, notwithstanding the current court challenges, the EPA under the Biden Administration is expected to reconsider the September 2020 final rule, which could result in more stringent rulemakings. While we do not believe that compliance with current regulatory requirements will have a material adverse effect on our business or operations, additional or more stringent regulations could impose new air permitting or pollution control requirements on our equipment that could require us to incur material costs.

    In accordance with Section 402 of the Clean Water Act, the EPA is authorized to issue National Pollutant Discharge Elimination System (“NPDES”) General Permits to regulate offshore discharges in the Gulf of Mexico which includes Treatment, Completion and Workover (“TCW”) fluids. Our operations include providing services and materials to oil and gas operators for the use of TCW fluids in the Gulf of Mexico. The EPA’s current NPDES permit for oil and gas operations in the federal waters of the Gulf of Mexico requires oil and gas operators to assess the toxicity characteristics of TCW fluids that are discharged and to submit the assessment results through 2021. Although the results of such assessments are not expected to have a material adverse impact on our business or operations, they could result in additional restrictions on oil and gas operation in the Gulf of Mexico under the Clean Water Act, which could have an indirect effect on us. In addition, the Clean Water Act, and comparable state laws and regulations thereunder, also prohibit the discharge of pollutants into regulated waters without a permit, including industrial wastewater discharges and storm water runoff, and establish limits on the levels of pollutants contained in such discharges.

The modification or reinterpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations could adversely affect oil and natural gas exploration and production operations, which in turn could have an adverse effect on us.

    We maintain various types of insurance intended to reimburse us for certain costs in the event of an accident, including an explosion or similar event, involving our onshore and offshore operations. Our insurance program is reviewed not less than annually with our insurance brokers and underwriters. As part of our insurance program for offshore operations, we maintain Commercial General Liability, Protection and Indemnity, and Excess Liability policies that provide third-party liability coverage, including but not limited to death and personal injury, collision, damage to property including fixed and floating objects, pollution, and wreck removal up to the applicable policy limits. However, such insurance policies may not cover, or may only partially cover, certain losses or claims, which could result in a material adverse effect on our business and operations.
Item 1A. Risk Factors.

Certain Business Risks

Although it is not possible to identify all of the risks we encounter, we have identified the following significant risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecasted, or estimated by us in this Annual Report.

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

    Although oil prices steadily rose during late 2020 and early 2021, they fell during early 2020, with West Texas Intermediate oil prices dropping from a high of $63.27 per barrel in January 2020 to a low of negative $39.68 per barrel in April 2020. The West Texas Intermediate price averaged $39.16 per barrel during 2020. Over this same period, U.S. natural gas prices have also been volatile, with the Henry Hub price ranging from a high of $3.14 per million British thermal units (“MMBtu”) in October 2020 to a low of $1.33 per MMBtu in September 2020. As of March 3, 2021, the price of West Texas Intermediate oil was $61.28 per barrel and the Henry Hub price for natural gas was $2.82 per MMBtu. The prolonged volatility and low levels of oil and natural gas prices and persisting supply and demand imbalances have depressed levels of exploration, development, and production activity, and if the drop in oil and natural gas prices we have experienced in 2020 continues or further declines and the supply and demand imbalances persist, there would be a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Should current market conditions worsen for an extended period of time, we may be required to record additional asset impairments. Such potential impairment charges could have a material adverse impact on our operating results.

Factors affecting the prices of oil and natural gas include: the level of supply and demand for oil and natural gas, worldwide; governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves; weather conditions, natural disasters, and health or similar issues, such as pandemics or epidemics; worldwide political, military, and economic conditions; the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and non-OPEC countries, such as Russia, to set and maintain oil production levels; the levels of oil production in the U.S. and by other non-OPEC countries; oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas; the cost of producing and delivering oil and natural gas; and acceleration of the development of, and demand for, alternative energy sources.

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

    The COVID-19 pandemic and the resulting economic impact have had a significant negative impact on the oil and gas industry. The deterioration in demand for oil caused by the pandemic, coupled with oil oversupply, has had, and is reasonably likely to continue to have, an adverse impact on the demand for our products and services. The public health crisis caused by the COVID-19 pandemic, and the measures that have been taken or that may be taken in the future by governments, various regulatory agencies, our customers and our suppliers, have had, or may in the future have, certain negative impacts on our financial condition, results of operations, and liquidity, including, without limitation, the following:

•demand for our products and services declining as our customers continue to adjust their operations in response to lower oil and gas prices;

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

    The resumption of our normal business operations after the disruptions caused by the COVID-19 pandemic     may be delayed or constrained by its lingering effects on the oil and gas industry. Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a significant adverse effect on our financial condition, results of operations, or liquidity. The full extent to which the COVID-19 pandemic will negatively affect our financial condition, results of operations, or liquidity will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the COVID-19 infection rate, the efficacy of distribution of COVID-19 vaccines, the actions taken by authorities to contain it or treat its impact and the resulting impact on the oil and gas industry. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our financial condition, results of operations, or liquidity or the pace or extent of any subsequent recovery.

Current debt and equity market conditions may continue to limit our ability to obtain additional financing, including to pursue other business opportunities or refinancing existing indebtedness upon maturity.

Conditions in the market for debt and equity securities in the energy sector have increased the difficulty of obtaining debt or equity financing to grow our business. Due in part to the recent stock market decline, the closing price of our common stock was $0.86 as of December 31, 2020. As of March 3, 2021 the market price for our common stock was $2.59. At the current price for our common stock, acquisition and financing transactions that involve the use of our common equity may be significantly dilutive to our stockholders. The issuance of new convertible debt or equity securities in the future for acquisition and financing transactions, if available, could be significantly dilutive to our stockholders. We may have difficulty obtaining refinancing for our existing indebtedness upon maturity in the current market environment. TETRA’s term loan matures in 2025.

We encounter, and expect to continue to encounter, intense competition in the sale of our products and services.

We compete with numerous companies in each of our operating segments, many of which have substantially greater financial and other resources than we have. Certain of our competitors have lower standards of quality, and offer equipment and services at lower prices than we do. Other competitors have newer equipment that is better suited to our customers’ needs. Particularly during a period of low oil and natural gas pricing, to the extent competitors offer products or services at lower prices or higher quality, or more cost-effective products or services, our business could be materially and adversely affected. In addition, certain of our customers may elect to perform services internally in lieu of using our services, which could also materially and adversely affect our operations.

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

Other factors affecting our operating results and activity levels include oil and natural gas industry spending levels for exploration, completion, production, development, and acquisition activities, and impairments of long-lived assets. Customer consolidation may also lead to reductions in capital spending that could have a material adverse effect on our business. Low oil prices and the supply and demand imbalance are expected to adversely affect such levels of spending in the oil and natural gas industry. In particular, Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, including the timing of TETRA CS Neptune completion fluid projects, which are also dependent upon the success of customer offshore exploration and drilling efforts. Our customers are maintaining reduced capital expenditure plans for 2021 in light of current market conditions. Such industry capital expenditure reductions have had, and are expected to continue to have, a negative effect on the demand for many of our products and services. This has had, and may continue to have, a negative effect on our revenues and results of operations. A large concentration of our operating activities is located in the Permian Basin region of Texas and New Mexico. Our revenues and profitability are particularly dependent upon oil and natural gas industry activity and spending levels in this region. Our operations may also be affected by technological advances, cost of capital, and tax policies. Adverse changes in any of these other factors may have a material adverse effect on our revenues and profitability.

We are a significant shareholder of CCLP and the value of our investment in CCLP, including future distributions received from CCLP, may fluctuate substantially.

On January 29, 2021, we entered into and closed the GP Sale with Spartan to sell the general partner of CCLP along with the IDRs and approximately 23.1% of the outstanding limited partner interests in CCLP. Following the closing of the GP Sale, we retained approximately 11.1% of the outstanding CCLP common units. The value of our investment in CCLP may be adversely affected by negative changes in its results of operations, cash flows and financial position, which may occur as a result of the many risks attendant with operating in the compression services industry.

CCLP has substantial indebtedness and interest expense, which in turn reduces its cash available to fund capital expenditures or for distribution to CCLP’s common unitholders, including us. CCLP’s ability to service its indebtedness will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. If CCLP’s operating results are not sufficient to service its indebtedness, CCLP may be forced to consider taking actions such as reducing or delaying its business activities, investments and capital expenditures, delaying the increase of distributions, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital or bankruptcy protection. Without the ability to increase CCLP’s compression equipment fleet or otherwise grow its operations, CCLP’s ability to continue to retain customers whose compression services needs are expanding and to increase distributions to its common unitholders, including us, in the future may be limited.

Changes in the economic environment have resulted, and could further result, in significant impairments of certain of our long-lived assets.

Under U.S. generally accepted accounting principles (“U.S. GAAP”), we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in additional impairments, resulting in decreased earnings. During 2020, we recorded an impairment charge of $0.6 million primarily related to a right of use asset for the lease of our Canada office within our Water & Flowback Services Division as we ceased use of the office during the year. During the three year period ending December 31, 2020, we recorded a total of $95.5 million of impairments and other charges for long-lived assets other than goodwill. During the fourth quarter of 2019, we recorded an impairment of $91.6 million in our Completion Fluids & Products Division related to our El Dorado, Arkansas calcium chloride production plant facility assets as a result of a reduction in the cost of raw materials for certain of our other chemical production plants and reduced demand for calcium chloride from the El Dorado plant due to general market conditions in the oil and gas industry. During the fourth quarter of 2019, we also recorded an impairment of $0.3 million related to certain equipment assets in our Water & Flowback Services Division. During the third quarter of 2018, as a result of decreased expected future cash flows from a specific customer contract, we recorded a long-lived asset impairment of $2.9 million of an identified intangible asset within the Water & Flowback Services Division. Depressed commodity prices and/or adverse changes in the economic environment could result in a greater decrease in the demand for many of our products and services, which could impact the expected utilization rates of certain of our long-lived assets, including plant facilities, operating locations, and operating equipment.

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

The fabrication of our production testing, well monitoring, sand separation, and water management equipment requires the purchase of various components, some of which we obtain from a single source or a limited group of suppliers. Our reliance on these suppliers exposes us to the risk of price increases, inferior component quality, or an inability to obtain an adequate supply of required components in a timely manner. The profitability or future growth of our Water & Flowback Services Division may be adversely affected due to our dependence on these key suppliers.

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

We are subject to a number of risks associated with the GP Sale, and these risks could adversely impact our operations, financial condition and business.

On January 29, 2021, we closed the sale of CCLP’s general partner and approximately 23.1% of the outstanding limited partner interests in CCLP to Spartan. We are subject to a number of risks associated with this transaction, including risks associated with:

•any required payments of indemnification obligations under the Purchase Agreement for retained liabilities and breaches of representations, warranties or covenants; and

•our failure to realize the full purchase price anticipated under the Purchase Agreement, including the ability of CCLP to generate adjusted EBITDA on or prior to December 31, 2022 sufficient to result in payment of the contingent consideration.

As a result of these risks, we may be unable to realize the anticipated benefits of the transaction, including the total amount of consideration we expect to realize. Our failure to realize the anticipated benefits of the transaction would adversely impact our operations, financial condition and business and could limit our ability to pursue additional strategic transactions.

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

Severe weather, including named windstorms, and severe winter weather, can cause damage and disruption to our businesses.

A portion of our operations is susceptible to adverse weather conditions in the Gulf of Mexico, including hurricanes and other extreme weather conditions. Even if we do not experience direct damage from storms, we may experience disruptions in our operations, because we are unable to operate or our customers or suppliers may curtail their activities due to damage to their wells, platforms, pipelines, and facilities. From time to time, our onshore operations are also negatively affected by adverse weather conditions, including sustained rain and flooding. Severe weather during the winter may also have a significant impact on natural gas storage levels and reduce drilling activity and other customer activity substantially.

Financial Risks

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has fluctuated in the past and is subject to significant fluctuations in response to many factors, some of which are beyond our control, including the following:

•our operational performance;
•supply, demand, and prices of oil and natural gas;
•the activity levels of our customers;
•deviations in our earnings from publicly disclosed forward-looking guidance or analysts’ projections;
•recommendations by research analysts that cover us and other companies in our industry;
•risks related to acquisitions, divestitures and our growth strategy;
•uncertainty about current global economic conditions; and
•other general economic conditions.

During 2020, the closing price for our common stock ranged from a high of $2.03 per share to a low of $0.22 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for companies in industries similar to ours. Some of these fluctuations have been unrelated to operating performance and are attributable, in part, to outside factors such as the COVID-19 pandemic and its impact on the world economy. The volatility of our common stock may make it difficult to resell shares of our common stock at attractive prices.

Our long-term debt agreements contain covenants and other provisions that restrict our ability to take certain actions and may limit our ability to operate or grow our business in the future.

As of December 31, 2020, our total long-term debt outstanding of $199.9 million, excluding debt of CCLP included in liabilities of discontinued operations, consisted of the carrying amount outstanding under our credit agreement (the “Term Credit Agreement”) and our Asset-Based Credit Agreement (the “ABL Credit Agreement”), both of which we entered into in September 2018. Following the closing of the GP Sale on January 29, 2021, our consolidated balance sheet will no longer include the amounts of CCLP. We were required to use all net cash proceeds from the sale to repay borrowings under our Term Credit Agreement.

    The ABL Credit Agreement and Term Credit Agreement each contain certain affirmative and negative covenants, including covenants that restrict the ability of TETRA and certain of its subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, (i) incurring debt, (ii) granting liens, (iii) engaging in mergers and other fundamental changes, (iv) making investments, (v) entering into, or amending, transactions with affiliates, (vi) paying dividends and making other restricted payments, (vii) prepaying other indebtedness, and (viii) selling assets. The ABL Credit Agreement also contains a provision that may require a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of not less than 1.00 to 1.00 in the event that certain conditions associated with outstanding borrowings and cash availability occur. The Term Credit Agreement also contains a requirement that the borrowers comply at the end of each fiscal quarter with a minimum Interest Coverage Ratio (as defined in the Term Credit Agreement) of 1.00 to 1.00. Our Term Credit Agreement requires us to annually prepay up to 50% of Excess Cash Flow (as defined in the Term Credit Agreement) from the most recent full fiscal year. If our Leverage Ratio (as defined in the Term Credit Agreement) at year-end is less than 2.00 to 1.00 , the prepayment requirement is decreased to 25%. If our Leverage Ratio at year-end is less than 1.50 to 1.00, then no prepayment is required.

    Our continuing ability to comply with covenants in our Long-Term Debt Agreements depends largely upon our ability to generate adequate earnings and operating cash flow.

We have continuing exposure to abandonment and decommissioning obligations associated with oil and gas properties previously owned by Maritech.

From 2001 to 2012, our former subsidiary, Maritech Resources, Inc. (“Maritech”), sold various oil and gas producing properties in numerous transactions to different buyers. In connection with those sales, the buyers generally assumed the decommissioning liabilities associated with the properties sold (the “Legacy Liabilities”) and generally became the successor operator. In some cases, Maritech retained certain liabilities and we provided guaranties of Maritech’s retained liabilities. Some buyers of these Maritech properties subsequently sold certain of these properties to other buyers, who also assumed the financial responsibilities associated with the properties’ operations, including decommissioning liabilities, and these buyers also typically became the successor operator of the properties. To the extent that a buyer of these properties fails to perform the decommissioning work required, a previous owner, including Maritech, may be required to perform operations to satisfy the decommissioning liabilities. As a result of the third-party indemnity agreements and corporate guaranties we have previously provided to the U.S. Department of the Interior and to other private third-parties as the former parent company of Maritech, we may be responsible for satisfying these decommissioning obligations if they are not satisfied by the current owners and operators of the properties or by Maritech. Significant decommissioning liabilities that were assumed by the buyers of the Maritech properties in these previous sales remain unperformed. If oil and natural gas pricing levels continue to be depressed or further deteriorate, one or more of these buyers may be unable to perform the decommissioning work required on a property previously owned by Maritech. If these buyers, or any successor owners of the Maritech properties, are unable to satisfy and extinguish their decommissioning liabilities due to bankruptcy or other liquidity issues, the U.S. Department of the Interior may seek to impose those decommissioning obligations on Maritech and on us due to our third party indemnity agreements, and contractual commitments and guaranties issued from time to time by us to the U.S. Department of the Interior and various third parties. The amount of cash necessary to satisfy these obligations could be significant and could adversely affect our business, results of operations, financial condition, and cash flows.

In March 2018, pursuant to a series of transactions, Maritech sold the remaining offshore leases held by Maritech to Orinoco Natural Resources, LLC (“Orinoco”) and, immediately thereafter, we sold all equity interest in Maritech to Orinoco. The assignments for six of the offshore leases conveyed to Orinoco have not been approved by the U.S. Department of the Interior and Maritech remains an owner of record for these leases. Maritech also remains a recognized operator of a portion of four other offshore properties. Under the Maritech Asset Purchase Agreement, Orinoco assumed all of Maritech’s decommissioning liabilities related to the leases conveyed to Orinoco (the “Orinoco Lease Liabilities”) and, under the Maritech Membership Interest Purchase Agreement, Orinoco assumed all other liabilities of Maritech, including the Legacy Liabilities, subject to limited exceptions unrelated to the decommissioning liabilities. Pursuant to a Bonding Agreement executed in connection with such purchase agreements, Orinoco provided non-revocable bonds in the aggregate amount of approximately $46.8 million to secure the performance of certain of Maritech’s decommissioning obligations related to the Orinoco Lease Liabilities and certain of Maritech’s remaining current decommissioning obligations (not including the Legacy Liabilities). Orinoco was required to replace the initial bonds delivered at closing with other non-revocable performance bonds in two stages. The first set of replacement bonds were required to be delivered within 90 days following closing and the second set of replacement bonds were required to be delivered within 180 days following closing. The replacement bonds had to meet certain additional requirements and were required to be in the aggregate sum of $47.0 million. In the event Orinoco did not provide the first or second set of replacement bonds, Orinoco was required to make cash escrow payments. Among the other requirements of the final replacement bonds was that they must provide coverage for all of the asset retirement obligations of Maritech instead of only relating to specific properties. The payment obligations of Orinoco under the Bonding Agreement are guaranteed by Thomas M. Clarke and Ana M. Clarke pursuant to a separate guaranty agreement (the “Clarke Bonding Guaranty Agreement”). Orinoco has not delivered such replacement bonds and neither it nor the Clarkes has made any of the escrow payments required pursuant to the terms of the Bonding Agreement. We filed a lawsuit against Orinoco and the Clarkes to enforce the terms of the Bonding Agreement and the Clarke Bonding Guaranty Agreement. A summary judgment was initially granted in favor of Orinoco and the Clarkes, which dismissed our claims against Orinoco under the Bonding Agreement and against the Clarkes under the Clarke Bonding Guaranty Agreement. We filed an appeal and also asked the trial court to grant a new trial on the summary judgment to modify the judgment because we believe this judgment should not have been granted. On November 5, 2019, the trial court signed an order granting our motion for new trial and vacating the prior order granting summary judgment for Orinoco and the Clarkes. The parties are awaiting direction from the court on a new scheduling order and/or trial setting. The non-revocable performance bonds delivered at the closing remain in effect.
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

Possible changes in the U.S. Department of Interior’s supplemental bonding and financial assurance requirements may increase our risks associated with the decommissioning obligations pertaining to oil and gas properties previously owned by Maritech.

Recent and additional anticipated changes to the supplemental bonding and financial assurance program managed by the U.S. Department of the Interior could require all oil and gas owners and operators with infrastructure in the Gulf of Mexico to provide additional supplemental bonds or other acceptable financial assurance for decommissioning liabilities. These changes have the potential to adversely impact the financial condition of lease owners and operators in the Gulf of Mexico and increase the number of such owners and operators seeking bankruptcy protection, given current oil and gas prices. In July 2016, the U.S. Department of the Interior issued a Notice to Lessees and Operators (“2016 NTL”) that strengthened requirements for the posting of additional financial assurance by offshore lease owners and operators to assure that sufficient security is available to satisfy and extinguish decommissioning obligations with respect to offshore wells, platforms, pipelines and other facilities. The 2016 NTL, which became effective in September 2016, eliminated the past practice of waiving supplemental bonding requirements where lease owners or operators, or their guarantors, could demonstrate a certain level of financial strength. Instead, under the 2016 NTL, the U.S. Department of the Interior indicated that it would allow lease owners and operators to “self-insure,” but only up to 10% of their “tangible net worth,” which is defined as the difference between a company’s total assets and the value of all liabilities and intangible assets. It is unclear how this self-insurance allowance relates to lease owners or operators with a guarantor presently in place.

Although the U.S. Department of the Interior under the Trump Administration ultimately rescinded the 2016 NTL in 2020, the Biden Administration could seek to reconsider the changes made by the U.S. Department of the Interior under the Trump Administration and, should the Biden Administration re-issue and fully implement guidance or rules analogous to, or more rigorous than, the 2016 NTL, such developments could increase operating costs for lease owners and operators in the Gulf of Mexico and reduce the availability of surety bonds due to the increased demands for such bonds in a low-price commodity environment. As a result, there is significant uncertainty surrounding financial assurance obligations for Gulf of Mexico lease owners and operators and for us through the third party indemnity agreements we have provided for Maritech liabilities to the U.S. Department of the Interior and/or to third parties through our private guarantees.

The U.S. Department of the Interior also recently increased its estimates for decommissioning liabilities in the Gulf of Mexico, causing the potential need for additional supplemental bonding and/or other financial assurances to be dramatically increased. When coupled with the volatile and currently low prices of oil and gas, it is difficult to predict the impact of the rule and regulatory changes already promulgated and as may be forthcoming by the U.S. Department of the Interior relating to financial assurance for decommissioning liabilities. Any revisions to the U.S. Department of the Interior’s supplemental bonding process could result in demands for the posting of increased financial assurances by owners and operators in the Gulf of Mexico, including Maritech, Orinoco and the other entities to whom Maritech divested its Gulf of Mexico assets, but such demands cannot be directly placed on us due to the fact that we are only a former parent company of Maritech and are only a guarantor as opposed to an actual lease owner or operator. This may force lease owners and operators of leases and other infrastructure in the Gulf of Mexico to obtain surety bonds or other forms of financial assurance, the costs of which could be significant. Moreover, anticipated changes to the bonding and financial assurance program for the Gulf of Mexico could result in the loss of supplemental bonding waivers for a large number of lease owners and operators of infrastructure in the Gulf of Mexico, which could in turn force these owners and operators to seek additional surety bonds which could exceed the surety bond market’s ability to provide such additional financial assurance. Lease owners and operators who have already leveraged their assets could face difficulty obtaining surety bonds because of concerns the surety may have about the priority of their liens on their collateral as well as the creditworthiness of such lease owners and operators. Consequently, anticipated changes to the bonding and financial assurance program could result in additional lease owners and operators in the Gulf of Mexico initiating bankruptcy proceedings, which in turn could result in the U.S. Department of the Interior seeking to impose decommissioning costs on predecessors in interest and providers of third party indemnity agreements in the event that the current lease owners and/or operators cannot meet their decommissioning obligations. As a result, this could increase the risk that we may be required to step in and satisfy remaining decommissioning liabilities of Maritech and any buyer of the Maritech properties, including Orinoco, through our third party indemnity agreements and private guarantees, which obligations could be significant and could adversely affect our business, results of operations, financial condition and cash flows.

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

We are exposed to interest rate risks with regard to our credit facility debt and future refinancing thereof.

As of December 31, 2020, we had no outstanding balance under our ABL Credit Agreement and $213.5 million outstanding under our Term Credit Agreement. Following repayment from GP Sale proceeds, the balance outstanding under our Term Credit Agreement is $201.7 million. These credit facilities consist of floating rate loans that bear interest at an agreed upon percentage rate spread above London Interbank Offered Rate (“LIBOR”) or an alternate base rate. Accordingly, whenever we have amounts outstanding under these facilities, our cash flows and results of operations will be subject to interest rate risk exposure associated with the debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

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

For example, the EPA has asserted federal regulatory authority under the Safe Drinking Water Act Underground Injection Control program over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance for such activities, and issued a final regulation under the Clean Water Act prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas facilities. Additionally, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” including water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Certain environmental and other groups have suggested that additional federal, state, and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. Several states have adopted regulations that require operators to disclose the chemical constituents in hydraulic fracturing fluids. We cannot predict whether any federal, state or local laws or regulations will be enacted regarding hydraulic fracturing, and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on oil and gas operators through the adoption of new laws and regulations, the domestic demand for certain of our products and services could be decreased or subject to delays.

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

Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements that impose additional restrictions on the industry may adversely affect our financial results. Regulators are becoming more focused on air emissions from oil and gas operations, including volatile organic compounds, hazardous air pollutants, and greenhouse gases (“GHGs”). In particular, the focus on GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our financial results if such laws, regulations, treaties, or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties, or international agreements could result in increased compliance costs, capital spending requirements, or additional operating restrictions for us, which may have a negative impact on our financial results.

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

The EPA has adopted various regulations to restrict emissions of GHGs under existing provisions of the CAA. Such EPA rules regulate GHG emissions under the CAA and require a reduction in emissions of GHGs from motor vehicles and from certain large stationary sources. For example, the EPA published final rules in June 2016 that require the reduction of volatile organic compounds and methane emissions from certain hydraulically fractured natural gas wells and further require that most wells use so-called “green” completions. These regulations also established new requirements regarding emissions from production-related wet seal and reciprocating compressors, pneumatic controllers and storage vessels. While the EPA under the Trump Administration finalized rules to rescind or modify certain of these requirements in September 2020, including rescission of the methane-specific requirements applicable to sources in the production and processing segments of the oil and gas industry, various states and industry and environmental groups are separately challenging the EPA’s 2016 standards and its September 2020 final rule. Moreover, notwithstanding the current court challenges, the EPA under the Biden Administration is expected to reconsider the September 2020 final rule, which could result in more stringent methane emission rulemaking. In addition, the EPA also requires the annual reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, as well as from certain oil and gas production facilities.

    In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions (the “Paris Agreement”). The Paris Agreement entered into force in November 2016 after more than 170 nations ratified or otherwise indicated their intent to be bound by the Paris Agreement. Although the United States withdrew from the Paris Agreement in November 2020, President Biden issued an executive order recommitting the United States to the Paris Agreement in January 2021.

President Biden has also issued executive orders that commit to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and an increased emphasis on climate-related risk across government agencies and economic sectors. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our facilities and operations could require us to incur costs. The U.S. Congress (“Congress”) has considered and almost one-half of the states have adopted legislation that seeks to control or reduce emissions of GHGs from a wide range of sources. Any such legislation could adversely affect demand for the oil and natural gas our customers produce and, in turn, demand for our products and services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations and cause us to incur costs in preparing for or responding to those effects.

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

We plan to continue to grow both in the United States and in foreign countries. We have established operations in Argentina, Brazil, Finland, Ghana, Mexico, Norway, Saudi Arabia, Sweden, and the United Kingdom, as well as other foreign countries. Foreign operations carry special risks. Our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

•restrictions on repatriating cash back to the United States;
•the impact of compliance with anti-corruption laws on our operations and competitive position in affected countries and the risk that actions taken by us or our agents may violate those laws;
•government controls and government actions, such as expropriation of assets and changes in legal and regulatory environments;
•import and export license requirements;
•political, social, or economic instability;

•trade restrictions;
•changes in tariffs and taxes; and
•our limited knowledge of these markets or our inability to protect our interests.

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

Although we do not directly engage in hydraulic fracturing, our operations support many of our exploration and production customers in such activities. The practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal and state agencies and local municipalities.

    Hydraulic fracturing typically is regulated by state oil and gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process in the U.S. For example, the EPA (i) asserted regulatory authority pursuant to the federal Safe Drinking Water Act Underground Injection Control program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, (ii) published final rules under the federal CAA in 2012 and published additional final regulations in June 2016 governing methane and volatile organic compound performance standards, including standards for the capture of air emissions released by the oil and natural gas hydraulic fracturing industry (however, rules were finalized in September 2020 modifying or rescinding some of these requirements), (iii) in June 2016 published an effluent limitations final rule prohibiting the discharge of waste water from shale natural-gas extraction operations to a treatment plant, and (iv) in 2014 published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. In 2016, the U.S. Bureau of Land Management (“BLM”) published a final rule that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. BLM under the Trump Administration issued a final rule in late 2018 rescinding the 2016 action; however, a California federal court vacated the 2018 final rule in July 2020, and a Wyoming federal court subsequently vacated the 2016 final rule in October 2020. Accordingly, the 2016 final rule is no longer in effect, but the Wyoming decision is expected to be appealed. Moreover, the Biden Administration is expected to pursue regulatory initiatives that restrict hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges. On January 20, 2021, the Acting Secretary of the U.S. Department of the Interior issued an order, effective immediately, that suspends new oil and gas leases and drilling permits on non-Indian federal lands and waters for a period of 60 days. In addition, President Biden issued an executive order on January 27, 2021, that suspends new leasing activities for oil and gas exploration and production on non-Indian federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. However, these orders do not apply to operations under existing leases and permits.

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

Although we allocate significant resources to protect our information technology systems, we have experienced varying degrees of cyber-incidents in the normal conduct of our business, including viruses, worms, other destructive software, process breakdowns, phishing and other malicious activities. On January 6, 2020, the Department of Homeland Security issued a public warning that indicated companies in the energy industry might be specific targets of cybersecurity threats. Such breaches have in the past and could again in the future result in unauthorized access to information including customer, supplier, employee, or other company confidential data. We do carry insurance against these risks, although the potential damages we might incur could exceed our available insurance coverage. We also invest in security technology, perform penetration tests from time to time, and design our business processes to attempt to mitigate the risk of such breaches. However, there can be no assurance that security breaches will not occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced and expect to continue to experience, cyber security threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation and direct costs associated with incident response.
Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our properties consist primarily of our corporate headquarters facility, chemical plants, processing plants and distribution facilities. The following information describes facilities that we leased or owned as of December 31, 2020. We believe our facilities are adequate for our present needs.

Facilities

Completion Fluids & Products Division

Our Completion Fluids & Products Division facilities include six operating chemical production plants located in the states of Arkansas, California, Louisiana, and West Virginia, and the country of Finland, having a total production capacity of more than 1.1 million equivalent liquid tons per year. The two California locations consist of 29 square miles of leased mineral acreage and solar evaporation ponds, and related owned production and storage facilities.

As an inducement to locate our El Dorado calcium chloride production plant in Union County, Arkansas, we received certain ad valorem property tax incentives. Our facility is located just outside the city of El Dorado, Arkansas, on property that is leased from Union County, Arkansas. We have the option of purchasing the property at any time during the term of the lease for a nominal price. The term of the lease expires in 2035, at which time we also have the option to purchase the property at a nominal price. Under the terms of the lease, we are responsible for all costs incurred related to the facility. In April 2020, in response to market conditions, we began the process of discontinuing chemical production operations at this facility. We continued to manufacture and deliver products through early June 2020, at which time we began a sequenced shutdown of the manufacturing facility. As of December 31, 2020, the plant is not operational.

In addition to the production facilities described above, the Completion Fluids & Products Division owns or leases multiple service center facilities in the United States and in other countries. The Completion Fluids & Products Division also leases several offices and numerous terminal locations in the U.S. and in other countries.

We lease over 27,000 acres of brine leases in Magnolia, Arkansas, which contain bromine and lithium. This acreage is leased for possible future development and as a source of supply for our bromine and other raw materials.

Water & Flowback Services Division

The Water & Flowback Services Division conducts its operations through production testing service centers (most of which are leased) in the U.S., located in Arkansas, Colorado, Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, West Virginia, and Wyoming. In addition, the Water & Flowback Services Division has leased facilities in Mexico and certain countries in Europe, the Middle East and South America.

Corporate

Our headquarters is located in The Woodlands, Texas, in a 153,000 square foot office building, which is located on 2.6 acres of land, under a lease that expires in 2027. In addition, we own a 28,000 square foot technical facility in The Woodlands, Texas, to service our Completion Fluids & Products and Water & Flowback Services Divisions’ operations.
Item 3. Legal Proceedings.

We are named defendants in numerous lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not consider it reasonably possible that a loss resulting from such lawsuits or other proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on our financial condition, results of operations or liquidity. See Note 12 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further information.
Item 4. Mine Safety Disclosures.

None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “TTI.” As of March 3, 2021, there were approximately 284 holders of record of the common stock. The actual number of holders of our common stock is greater than this number of record holders and includes common stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

For additional information about common stock authorized for issuance under equity compensation plans, see Note 14 - “Equity-Based Compensation and Other” in the Notes to Consolidated Financial Statements.
Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to analyze major elements of our consolidated financial statements and provide insight into important areas of management’s focus. This section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included elsewhere in this Annual Report. Statements in the following discussion may include forward-looking statements. These forward-looking statements involve risks and uncertainties. See “Item 1A. Risk Factors” for additional discussion of these factors and risks.
Business Overview

    We are a geographically diversified oil and gas services company, focused on completion fluids and associated products and services, comprehensive water management, frac flowback, production well testing and offshore rig cooling services. Prior to the closing of the GP Sale on January 29, 2021, we operated in three reporting segments organized into three Divisions. Following the closing of the GP sale, we operate through two reporting segments organized into two Divisions - Completion Fluids & Products and Water & Flowback Services.

    Demand for products and services of our Completion Fluids & Products Division remained resilient during 2020 despite the unprecedented effect of the COVID-19 pandemic on the oil and gas industry. The impact of lower US activity was partially offset by strong international sales in the Middle East and Europe. While significant macro-economic uncertainty remains, oil prices have returned to pre-pandemic levels and activity is expected to continue to rebound from its recent lows.

Lower commodity prices during 2020 particularly affected domestic onshore demand for our Water & Flowback Services Division. However, although water management services activity dropped significantly during the second and third quarters, we began to see some recovery in activity levels during the fourth quarter as oil and gas prices stabilized above $40.

Our former Compression Division provided compression services for natural gas and oil production, gathering, artificial lift, transmission, processing, and storage. Our former Compression Division operated primarily through CCLP, of which we owned 35% of the common equity and controlled through our ownership of its general partner as of December 31, 2020. On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan pursuant to which we sold the general partner of CCLP, including IDRs in CCLP and approximately 23.1% of the outstanding limited partner interests in CCLP, in exchange for a combination of $13.4 million in cash paid at closing, $0.5 million in cash payable on the six-month anniversary of the closing and $3.1 million in contingent consideration in the form of cash and/or CCLP common units if CCLP achieves certain financial target on or before December 31, 2022. We were required to use all net cash proceeds received at closing from the sale to repay borrowings under our Term Credit Agreement. Following the closing of the transaction, we retained approximately 11.1% of the outstanding CCLP common units. We have reflected the operations of our former Compression Division as discontinued operations for all periods presented. See Note 3 - “Discontinued Operations” and Note 18- “Subsequent Event” in the Notes to Consolidated Financial Statements for further information.

    We actively managed our flexible cost structure as a proactive response to the changing market conditions throughout 2020. We implemented temporary and permanent cost actions in 2020, including reduced capital expenditures, workforce reductions, salary reductions, suspension of 401(k) matching contributions for our employees and negotiated reductions in expenditures with many of our suppliers. While we are not able to predict how long market disruptions resulting from the COVID-19 pandemic will continue, or what impact it will ultimately have on our business, we saw activity levels begin to stabilize starting at the end of the third quarter 2020 and increase since then.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this report.

2020 Compared to 2019

Consolidated Comparisons

	Year Ended December 31,		Period to Period Change
	2020	2019	2020 vs. 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$377,715	$561,241	$(183,526)	(32.7)%
Gross profit	67,543	11,807	55,736	472.1%
Gross profit as a percentage of revenue	17.9%	2.1%
General and administrative expense	76,697	96,466	(19,769)	(20.5)%
General and administrative expense as a percentage of revenue	20.3%	17.2%
Goodwill impairment	—	25,784	(25,784)
Interest expense, net	18,926	21,256	(2,330)	(11.0)%
Gain on sale of assets	(2,878)	(1,665)	(1,213)	72.9%
Warrants fair value adjustment	(251)	(1,624)	1,373	(84.5)%
Other (income) expense, net	135	(301)	436	(144.9)%
Loss before taxes and discontinued operations	(25,086)	(128,109)	103,023	(80.4)%
Loss before taxes and discontinued operations as a percentage of revenue	(6.6)%	(22.8)%
Provision for income taxes	1,758	2,811	(1,053)	(37.5)%
Loss before discontinued operations	(26,844)	(130,920)	104,076	(79.5)%
Loss from discontinued operations, net of taxes	(72,089)	(29,580)	(42,509)	143.7%
Net loss	(98,933)	(160,500)	61,567	(38.4)%
Loss attributable to noncontrolling interest	47,790	13,087	34,703	265.2%
Net loss attributable to TETRA stockholders	$(51,143)	$(147,413)	$96,270	(65.3)%

Revenues

Consolidated revenues for 2020 decreased compared to the prior year primarily due to lower activity in our Water & Flowback Services Division, where revenue decreased by $146.9 million. The decreased for this division was driven by a significant reduction in capital spending by our customers in response to the decline in oil prices associated with the COVID-19 pandemic. See Divisional Comparisons section below for additional discussion.

Gross Profit

Consolidated gross profit increased during 2020 compared to the prior year primarily due to a $91.8 million impairment charge at our El Dorado plant, which reduced gross profit for the Completion Fluids and Products Division in 2019. Despite lower activity levels, this division continued to deliver strong margins during 2020 and generated gross profit that was in line with the prior year gross profit before impairments. The increased gross profit for the Completion Fluids and Products Division in 2020 was partially offset by results for the Water & Flowback Services Division, where lower revenues impacted gross profit, despite aggressive management of costs.

General and Administrative Expense

Consolidated general and administrative expenses decreased during 2020 compared to the prior year primarily due to decreased salary related expenses of $19.1 million, decreased general expenses of $1.9 million and decreased professional services fees of $1.7 million. These decreases were partially offset by increased bad debt expenses of $3.3 million. Decreased general and administrative expenses were primarily driven by our

Corporate Division. Most of the decrease in general and administrative expenses resulted from restructuring and headcount reductions in response to the decline in activity levels, particularly in our U.S. onshore operations. Despite the significant cost reduction, general and administrative expense as a percentage of revenues increased compared to the prior year due to lower revenues.

Interest Expense, Net

Consolidated interest expense, net, decreased in 2020 compared to the prior year primarily due to a decrease in Corporate interest expense. Corporate interest expense decreased due to lower borrowings under the ABL Credit Agreement. Interest expense during 2020 and 2019 includes $1.6 million and $1.4 million, respectively, of finance cost amortization.

Gain on Sale of Assets

Consolidated gain on sale of assets increased during 2020 compared to the prior year primarily due to increased sales of assets during the year.

Warrants

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

Loss from Discontinued Operations

The loss from discontinued operations increased during 2020 compared to 2019 primarily due to lower revenues from our former Compression Division as well as increased impairments recognized during 2020 as a result of the recent market conditions, partially offset by lower operating costs from our former Compression Division. The loss from discontinued operations also decreased $9.0 million from loss reserves recorded during 2019 related to the exit from the Offshore Division.

Provision for Income Tax

Our consolidated provision for income taxes during 2020 was primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the year ended December 31, 2020 of negative 7.0% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are $104.5 million of net operating loss carryforwards that may be available to offset future income tax liabilities in the U.S. as well as in certain international jurisdictions where net operating loss carryforwards exist.

Divisional Comparisons

Completion Fluids & Products Division

	Year Ended December 31,		Period to Period Change
	2020	2019	2020 vs. 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$242,661	$279,255	$(36,594)	(13.1)%
Gross profit (loss)	77,206	(15,034)	92,240	(613.5)%
Gross profit (loss) as a percentage of revenue	31.8%	(5.4)%
General and administrative expense	24,852	19,990	4,862	24.3%
General and administrative expense as a percentage of revenue	10.2%	7.2%
Interest (income) expense, net	(666)	(720)	54	(7.5)%
Other (income) expense, net	(2,314)	(335)	(1,979)	590.7%
Income (loss) before taxes and discontinued operations	$55,334	$(33,969)	$89,303	(262.9)%
Income (loss) before taxes as a percentage of revenue	22.8%	(12.2)%

The decrease in Completion Fluids & Products Division revenues during 2020 compared to the prior year was primarily due to lower activity related to the decline in oil and gas prices resulting from the COVID-19 pandemic.

Completion Fluids & Products Division gross profit during 2020 increased compared to the prior year primarily due to a $91.8 million impairment charge at our El Dorado plant, which reduced gross profit for the prior year. Despite lower activity levels, the division continued to deliver strong margins and generated gross profit that was broadly in line with the prior year gross profit before impairments. Completion Fluids & Products Division profitability in future periods will be continue to be affected by the mix of its products and services, including the timing of TETRA CS Neptune completion fluid projects.

The Completion Fluids & Products Division reported a pretax income during 2020 compared to pretax loss in the prior year primarily due to the increase in gross profit discussed above. Completion Fluids & Products Division administrative cost levels increased compared to the prior year, primarily due to increased bad debt of $3.5 million and increased salary and employee related expenses of $1.3 million.

Water & Flowback Services Division

	Year Ended December 31,		Period to Period Change
	2020	2019	2020 vs. 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$135,054	$281,986	$(146,932)	(52.1)%
Gross profit	(8,856)	27,458	(36,314)	(132.3)%
Gross profit as a percentage of revenue	(6.6)%	9.7%
General and administrative expense	15,644	25,009	(9,365)	(37.4)%
General and administrative expense as a percentage of revenue	11.6%	8.9%
Goodwill impairment		25,784	(25,784)
Interest (income) expense, net	(1,135)	(1)	(1,134)	—%
Other (income) expense, net	(1,515)	(2,161)	646	(29.9)%
Loss before taxes and discontinued operations	$(21,850)	$(21,173)	$(677)	3.2%
Income (loss) before taxes as a percentage of revenue	(16.2)%	(7.5)%

Water & Flowback Services Division revenues decreased during 2020 compared to the prior year primarily due to reduced customer drilling and completions activity as a result of lower oil and gas prices caused primarily by the ongoing COVID-19 pandemic. Water management and flowback service revenues decreased $148.9 million during 2020 compared to the prior year. The volatility in oil and gas commodity prices driving reductions in customer capital spending has resulted in decreased pricing and activity when compared to the prior year, leading to lower revenues and margins. Product sales revenue increased by $2.0 million, due to higher equipment sales in the US.

The Water & Flowback Services Division reflected a gross loss during 2020 compared a gross profit in the prior year primarily due to lower revenues associated with lower activity levels.

The Water & Flowback Services Division reported a slight increase in pretax loss compared to the prior year, primarily due to the gross loss described above, offset by the goodwill impairment recognized in 2019. General and administrative expenses decreased primarily due to decreased wage and benefit expenses of $7.3 million, decreased general expenses of $1.4 million, and decreased bad debt expense of $0.7 million.

Corporate Overhead

	Year Ended December 31,		Period to Period Change
	2020	2019	2020 vs. 2019	% Change
	(In Thousands, Except Percentages)
Depreciation and amortization	$818	$631	$187	(29.6)%
General and administrative expense	36,201	51,466	(15,265)	(29.7)%
Interest expense, net	20,727	21,977	(1,250)	(5.7)%
Warrants fair value adjustment (income) expense	(251)	(1,624)	1,373	(84.5)%
Other (income) expense, net	1,087	531	556	104.7%
Loss before taxes	$(58,582)	$(72,981)	$14,399	19.7%

Corporate Overhead pretax loss decreased during 2020 compared to the prior year primarily due to decreased general and administrative expense and decreased interest expense. Corporate general and administrative expense decreased primarily due to decreased salary related expense of $13.1 million, $1.2 million of decreased general expenses and $1.0 million of decreased professional fees. Interest expense decreased due to lower borrowings under the ABL Credit Agreement. The fair value of the outstanding warrants liability resulted in a $0.3 million credit to earnings in the current year compared to a $1.6 million credit to earnings during 2019.

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

 The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Year Ended
	December 31, 2020
	Net Income (Loss), as reported	Tax Provision	Income (Loss) Before Tax, as Reported	Impairments & Special Charges	Adjusted Income (Loss) Before Tax	Interest Expense, Net	Depreciation & Amortization	Equity Comp. Expense	Adjusted EBITDA
	(In Thousands)
Completion Fluids & Products Division			$55,334	$6,370	$61,704	$(853)	$7,389	$—	$68,240
Water & Flowback Services Division			(21,850)	3,960	(17,890)	(1,594)	30,384	—	10,900
Eliminations and other			12	—	12	—	(12)	—	—
Subtotal			33,496	10,330	43,826	(2,447)	37,761	—	79,140
Corporate G&A			(36,201)	2,185	(34,016)	—		4,721	(29,295)
Other			(22,381)	226	(22,155)	20,727	720	—	(708)
TETRA excluding Discontinued Operations	$(26,844)	$1,758	$(25,086)	$12,741	$(12,345)	$18,280	$38,481	$4,721	$49,137

	Year Ended
	December 31, 2019
	Net Income (Loss), as reported	Tax Provision	Income (Loss) Before Tax, as Reported	Impairments & Special Charges	Adjusted Income (Loss) Before Tax	Interest Expense, Net	Depreciation & Amortization	Equity Comp. Expense	Adjusted EBITDA
	(In Thousands)
Completion Fluids & Products Division			$(33,969)	$91,140	$57,171	$(720)	$13,518	$—	$69,969
Water & Flowback Services Division			(21,173)	25,619	4,446	(1)	33,424	—	37,869
Eliminations and other			14	—	14	—	(14)	—	—
Subtotal			(55,128)	116,759	61,631	(721)	46,928	—	107,838
Corporate G&A			(51,466)	2,085	(49,381)			7,064	(42,317)
Other			(21,515)	(1,471)	(22,986)	21,473	635	—	(878)
TETRA excluding Discontinued Operations	$(130,920)	$2,811	$(128,109)	$117,373	$(10,736)	$20,752	$47,563	$7,064	$64,643

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
Liquidity and Capital Resources

    We believe that our capital structure allows us to meet our financial obligations despite current uncertain operating conditions and financial markets. Our liquidity at the end of fourth quarter was $91.9 million. Liquidity is defined as unrestricted cash plus availability under the revolving credit facility.

    Our consolidated sources and uses of cash, including cash activity from our former Compression Division, during the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
	(In Thousands)
Operating activities	$76,912	$90,232
Investing activities	6,038	(106,442)
Financing activities	(17,629)	(5,925)

Consolidated cash flows provided by operating activities totaled $76.9 million during 2020 compared to $90.2 million during the prior year, a decrease of $13.3 million. CCLP generated $20.8 million of our consolidated cash flows provided by operating activities during the year ended December 31, 2020 compared to $67.7 million during the prior year. Operating cash flows decreased primarily due to a decrease in revenues, which were partly offset by monetization of working capital. During 2020, TETRA increased cash generation, which offset CCLP’s decreased cash generation. Our cash flows from operating, investing and financing activities will no longer include cash activities of our former Compression Division, including CCLP, following the GP Sale on January 29, 2021. We continue to monitor customer credit risk in the current environment and focus on serving larger capitalized oil and gas operators and national oil companies.
Investing Activities

During 2020, CCLP launched an initiative to rationalize its fleet by selling smaller and mid-sized equipment to focus on the larger-horsepower fleet as well as to sell equipment outside its core area of focus. One of CCLP’s larger customers purchased a small number of large units recently deployed. Additionally during 2020, the Partnership sold its Midland fabrication facility and real estate for $17.0 million. Investing cash flows for 2020 also include $14.2 million from TETRA’s sale of 15 high horse power compressor units to Spartan during the fourth quarter. As a result of CCLP’s and TETRA’s equipment sales, 2020 cash proceeds from the sale of used equipment exceed the cash outflows to purchase new equipment.

Total cash capital expenditures, including capital expenditures associated with discontinued operations, during 2020 were $29.4 million, net of $12.7 million cost of compressors sold, as we adjusted to current market conditions. Our Completion Fluids & Products Division spent $4.0 million on capital expenditures during 2020, the majority of which related to plant and facility additions. Our Water & Flowback Services Division spent $9.7 million on capital expenditures, primarily to maintain, automate and upgrade its water management and flowback equipment fleet. Our former Compression Division spent $14.7 million, primarily to maintain its compression fleet. 2019 Investing cash flows include proceeds of $12.9 million from the sale of property, plant and equipment primarily the result of a sale-leaseback transaction during the fourth quarter of 2019, where CCLP sold ten compression units and immediately leased them back at a monthly rate. These compression units are included in operating lease right-of-use assets on our consolidated balance sheets.

Historically, a significant majority of our planned capital expenditures have been related to identified opportunities to grow and expand our existing businesses. However, such expenditures have recently been, and may continue to be, postponed or canceled as we are reviewing all capital expenditure plans carefully in an effort to conserve cash. We currently have no long-term capital expenditure commitments. The deferral of capital projects could affect our ability to compete in the future.

If the forecasted demand for our products and services increases or decreases, the amount of planned expenditures on growth and expansion may be adjusted.

Through our common unit ownership interest in CCLP, which was approximately 35% as of December 31, 2020 and approximately 11% as of March 4, 2021, we receive quarterly cash distributions, if any, from CCLP. On January 19, 2021, CCLP announced a cash distribution of $0.01 per common unit for the quarter ended December 31, 2020, which was paid on February 12, 2021 based on our retained interest.

Financing Activities

During the year ended December 31, 2020, the total amount of consolidated net cash used in financing activities was $17.6 million, primarily related to pay down of our Term Credit Agreement, cash fees related to the exchange of CCLP debt and repayments under our ABL Credit Agreement. During the year ended December 31, 2019, the total amount of consolidated net cash provided by financing activities was $5.9 million, primarily due to borrowings under our ABL Credit Agreement and our Term Credit Agreement, net of cash redemptions of the CCLP Preferred Units. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

Asset-Based Credit Agreement. The ABL Credit Agreement provides for a senior secured revolving credit facility of up to $100 million, subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit and a swingline loan sublimit of $10.0 million. The ABL Credit Agreement may be used for working capital needs, capital expenditures and other general corporate purposes. The amounts we may borrow under the ABL Credit Agreement are based on a percentage of our accounts receivable and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement. With the current depressed oil and gas market conditions, we believe our availability under our ABL Credit facility will be adversely impacted by the expected decline in our customers’ activity levels. The ABL Credit Agreement is scheduled to mature on September 10, 2023. As of December 31, 2020, we had no outstanding balance under the ABL Credit Agreement and, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings, we had an availability of $24.6 million under the ABL Credit Agreement. As of March 3, 2021, we have no outstanding borrowings under our ABL Credit Agreement and $8.3 million letters of credit, resulting in $30.1 million of availability.

    Term Credit Agreement. The Term Credit Agreement provides a loan in the amount of $220.5 million and is scheduled to mature on September 10, 2025 for certain acquisitions (the “Additional Term Loans,” and together with the Initial Term Loan, the “Term Loan”). Our Term Credit Agreement requires us to annually prepay up to 50% of Excess Cash Flow (as defined in the Term Credit Agreement) from the most recent full fiscal year. If our Leverage Ratio (as defined in the Term Credit Agreement) at year-end is less than 2.00 to 1.00, the prepayment requirement is decreased to 25%. If our Leverage Ratio at year-end is less than 1.50 to 1.00, then no prepayment is required. As of March 3, 2021, $201.7 million in aggregate principal amount of our Term Credit Agreement is outstanding.

    As of December 31, 2020, we are in compliance with all covenants of our debt agreements. See Note 10 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements for further information.

Other Sources and Uses

    In addition to the aforementioned credit facilities and senior notes, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. Should additional capital be required, the ability to raise such capital through the issuance of additional debt or equity securities may currently be limited. Instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. If it is necessary to issue additional equity to fund our capital needs, additional dilution of our common stockholders will occur. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transaction is in the best interest of our business. In challenging economic environments, we may experience increased delays and failures by customers to pay our invoices. Given the nature and significance of the COVID-19 pandemic and disruption in the oil and gas industry, we could experience delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity. An increase of unpaid receivables would also negatively affect our borrowing availability under the ABL Credit Agreement.

In November 2020, we sold 15 high horsepower compressor units to Spartan for $14.2 million. In connection with that sale, we also assigned a lease with CCLP for those units to Spartan. On January 29, 2021 we completed the GP Sale. Approximately $18.8 million in net cash proceeds from both the November 2020 compressor sale and the GP Sale were used to repay borrowings under our Term Credit Agreement.

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

Impairment of Long-Lived Assets

The determination of impairment of long-lived assets, including identified intangible assets, is conducted periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The oil and gas industry is cyclical, and our estimates of the amount of future cash flows, the period over which these estimated future cash flows will be generated, as well as the fair value of an impaired asset, are imprecise. Our failure to accurately estimate these future operating cash flows or fair values could result in certain long-lived assets being overstated, which could result in impairment charges in periods subsequent to the time in which the impairment indicators were first present. Alternatively, if our estimates of future operating cash flows or fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts. During 2020, we recorded an impairment charge of $0.6 million primarily related to a right of use asset for the lease of our Canada office within our Water & Flowback Services Division as we ceased use of the office during the year.

Impairment of Goodwill

During the third quarter of 2019, we determined that the deteriorating energy industry outlook was an indicator requiring further analysis for impairment of goodwill. We determined at that time that the fair value of the Water Management reporting unit, the only reporting unit with goodwill, exceeded its carrying value and there was no impairment to goodwill.

During the fourth quarter of 2019, due to further deterioration in the energy industry outlook resulting in decreased expected future cash flows for our Water Management reporting unit, a component of our Water & Flowback Services Division, we recorded a full goodwill impairment of $25.9 million. As a result, there was no goodwill balance as of December 31, 2020 or December 31, 2019.
Off Balance Sheet Arrangements

An “off balance sheet arrangement” is defined as any contractual arrangement to which an entity that is not consolidated with us is a party, under which we have, or in the future may have:
•any obligation under a guarantee contract that requires initial recognition and measurement under U.S. GAAP;

•a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity, or market risk support to that entity for the transferred assets;
•any obligation under certain derivative instruments; or
•any obligation under a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging, or research and development services with us.

As of December 31, 2020 and 2019, we had no off balance sheet arrangements that may have a current or future material effect on our consolidated financial condition or results of operations.
Commitments and Contingencies

Litigation

For information regarding litigation, see See Note 12 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Long-Term Debt

For information on our credit agreements, see Note 10 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Asset Retirement Obligations

We operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. We are required to take certain actions in connection with the retirement of these assets. See Note 2 - “Summary of Significant Accounting Policies” and Note 8 - “Leases” in the Notes to Consolidated Financial Statements for further information regarding asset retirement obligations.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms ranging from 1 to 16 years. See Note 2 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further information our lease obligations.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of December 31, 2020, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $85.3 million, extending through 2029, including commitments of $9.5 million per year from 2021 through 2025.

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

    Under the Maritech Asset Purchase and Sale Agreement, Orinoco assumed all of Maritech’s decommissioning liabilities related to the leases sold to Orinoco (the “Orinoco Lease Liabilities”) and, under the Maritech Membership Interest Purchase and Sale Agreement, Orinoco assumed all other liabilities of Maritech, including the decommissioning liabilities associated with the oil and gas properties previously sold by Maritech (the “Legacy Liabilities”), subject to certain limited exceptions unrelated to the decommissioning liabilities. To the extent that Maritech or Orinoco fails to satisfy decommissioning liabilities associated with any of the Orinoco Lease Liabilities or the Legacy Liabilities, we may be required to satisfy such liabilities under third party indemnity agreements and corporate guarantees that we previously provided to the U.S. Department of the Interior and other parties, respectively.

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

    In early 2018, we also closed the sale of our Offshore Division to Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC). Part of the consideration we received was a promissory note of Epic Companies in the original principal amount of $7.5 million (the “Epic Promissory Note”). At the end of August 2019, Epic Companies filed for bankruptcy and we recorded a reserve of $7.5 million for the full amount of the promissory note, including accrued interest, and certain other receivables in the amount of $1.5 million during the quarter ended September 30, 2019. The Epic Promissory Note became due on December 31, 2019 and neither Epic nor the Clarkes made payment. TETRA filed a lawsuit against the Clarkes on January 15, 2020 for breach of the promissory note guaranty agreement. In September 2020, the court granted TETRA’s Motion for Summary

Judgment and entered Final Judgment in our favor, dismissing counterclaims by the Clarkes and awarded TETRA $7.9 million in damages. The Clarkes have filed an appeal which we will defend. We cannot provide any assurance the Clarkes will pay the judgment or that they will not file for bankruptcy protection. If the Clarkes do file for bankruptcy protection, we likely would be unable to collect all, or even a significant portion of, the judgment owed to us.

For further discussion, see Note 3 - “Discontinued Operations” and Note 11 - “Acquisitions and Dispositions” in the Notes to Consolidated Financial Statements for further information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required to be included in this Item 8 are set forth in Item 15 of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2020.

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020. Grant Thornton LLP’s report on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

 There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Board Meetings and Committees,” in our definitive proxy statement (the “Proxy Statement”) for the annual meeting of stockholders to be held on April 29, 2021, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2020.
Item 11. Executive Compensation.

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Management and Compensation Committee Report,” “Management and Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Director Compensation” in our Proxy Statement. Notwithstanding the foregoing, in accordance with the instructions to Item 407 of Regulation S-K, the information contained in our Proxy Statement under the subheading “Compensation Committee Report” shall be deemed furnished, and not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act, as a result of this furnishing, except to the extent we specifically incorporate it by reference.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Company
Page
	Reports of Independent Registered Public Accounting Firms	F-1
	Consolidated Balance Sheets at December 31, 2020 and 2019	F-5
	Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018	F-7
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019, and 2018	F-8
	Consolidated Statements of Equity for the years ended December 31, 2020, 2019, and 2018	F-9
	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018	F-10
	Notes to Consolidated Financial Statements	F-11
2.	Financial statement schedules
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

2.5+++
Purchase and Sale Agreement dated as of January 29, 2021 between Spartan Energy Holdco, LLC, TETRA Technologies, Inc., and, solely for the limited purposes set forth therein, Spartan Energy Partners LP (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on January 29, 2021 (SEC File No. 001-13455)).

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

4.5
Credit Agreement, date September 10, 2018, among TETRA Technologies, Inc. and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 13, 2018 (SEC File No. 001-13455)).

4.6
Credit Agreement, date September 10, 2018, among TETRA Technologies, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on September 13, 2018 (SEC File No. 001-13455)).

4.7
Intercreditor Agreement, date September 10, 2018, among TETRA Technologies, Inc., JPMorgan Chase Bank, and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 13, 2018 (SEC File No. 001-13455)).

4.8	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1***	TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 13, 2002 (SEC File No. 001-13455)).
10.2***
TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan and The Executive Excess Plan Adoption Agreement effective on June 30, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A filed on March 16, 2006 (SEC File No. 001-13455)).

10.3***
TETRA Technologies, Inc. 401(k) Retirement Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on February 22, 2008 (SEC File No. 333-149348)).

10.4***
TETRA Technologies, Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 4, 2007 (SEC File No. 333-142637)).

10.5***
TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

10.6***
TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

10.7***
TETRA Technologies, Inc. Amended and Restated 2007 Long Term Incentive Compensation Plan, as amended through February 20, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 10, 2015 (SEC File No. 001-13455)).

10.8***
TETRA Technologies, Inc. 2011 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.9***
TETRA Technologies, Inc. 2011 Amended and Restated Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 9, 2013 (SEC File No. 333-188494)).

10.10***
TETRA Technologies, Inc. Second Amended and Restated 2011 Long Term Incentive Compensation Plan, as amended through February 20, 2015 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 10, 2015 (SEC File No. 001-13455)).

10.11***	Third Amended and Restated 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 6, 2016 (SEC File No. 001-13455)).
10.12***
Employee Equity Award Agreement dated August 15, 2012 by and between TETRA Technologies, Inc. and Elijio V. Serrano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2012 (SEC File No. 001-13455)).

10.13
Lease Agreement dated December 31, 2012 by and between Tetris Property LP and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K filed on March 4, 2013 (SEC File No. 001-13455)).

10.14	Bonding Agreement, dated February 28, 2018, between TETRA Technologies, Inc., Orinoco Natural Resources, LLC, and Epic Offshore Specialty, LLC.
10.15***	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 16, 2020 (SEC File No. 001-13455)).
10.16
Omnibus Agreement dated June 20, 2011, by and among Compressco Partners, L.P., TETRA Technologies, Inc. and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2011 (SEC File No. 001-13455)).

10.17
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 26, 2014 (SEC File No. 001-13455)).

10.18
Indenture, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.19
Guaranty, dated July 20, 2014, by Compressco Partners, L.P. in favor of Warren Equipment Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

10.20
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

10.21
Contribution and Unit Purchase Agreement, dated as of July 20, 2014, by and among Compressco Partners, L.P., Compressco Partners GP, Inc. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

10.22
Purchase Agreement, dated as of July 29, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.23
Purchase Agreement Joinder, dated as of August 4, 2014, by and among the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.24***	TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on May 10, 2010 (SEC File No. 001-13455)).
10.25***
Amendment No. 2 to the TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 26, 2016 (SEC File No. 001-13455)).

10.26***
Stand-Alone Cash-Settled Stock Appreciation Rights Award Agreement, dated August 9, 2017, between TETRA Technologies, Inc. and Stuart M. Brightman (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report filed on November 9, 2017 (SEC File No. 001-13455)).

10.27***
Stand-Alone Cash-Settled Stock Appreciation Rights Award Agreement, dated February 22, 2018, between TETRA Technologies, Inc. and Stuart M. Brightman (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K filed on March 4, 2019 (SEC File No. 001-13455)).

10.28***
TETRA Technologies, Inc. 2018 Inducement Restricted Stock Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on February 12, 2018 ((SEC File No. 333-222976)).

10.29***
Form of Restricted Stock Award Agreement under the TETRA Technologies, Inc. 2018 Inducement Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on February 12, 2018 (SEC File No. 333-222976)).

10.30***
Transition Agreement dated as of May 8, 2019 between TETRA Technologies, Inc. and Stuart M. Brightman (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2019 (SEC File No. 001-13455)).

10.31***
Amendment to Transition Agreement dated April 8, 2020 between TETRA Technologies, Inc. and Stuart M. Brightman (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report filed on August 7, 2020 (SEC File No. 001-13455)).

10.32***
Transition Agreement dated July 27, 2020 between TETRA Technologies, Inc. and Bass C. Wallace, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report filed on November 3, 2020 (SEC File No. 001-13455)).

10.33***
TETRA Technologies, Inc. 2018 Inducement Restricted Stock Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on February 12, 2018 (SEC File No. 333-222976)).

10.34***
Form of Restricted Stock Award Agreement under the TETRA Technologies, Inc. 2018 Inducement Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on February 12, 2018 (SEC File No. 333-222976)).

10.35***	TETRA Technologies, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form S-8 filed on May 4, 2018 (SEC File No. 333-224679).
10.36***
Form of TETRA Technologies, Inc. 2018  Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-8 filed on May 4, 2018 (SEC File No. 333-224679).

10.37***
Form of TETRA Technologies, Inc. 2018 Equity Incentive Plan Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form S-8 filed on May 4, 2018 (SEC File No. 333224679).

10.38***
Form of TETRA Technologies, Inc. 2018 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.8 to the Company’s registration statement on Form S-8 filed on May 4, 2018 (SEC File No. 333-224679).

10.39***
TETRA Technologies, Inc. 2018 Non-Employee Director Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form S-8 filed on May 4, 2018 (SEC File No. 333-224678).

10.40***
Form of TETRA Technologies, Inc. 2018  Non-Employee Director Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-8 filed on May 4, 2018 (SEC File No. 333-224678).

10.41***
Form of Cash Retainer Award Agreement under the TETRA Technologies, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report filed on November 3, 2020 (SEC File No. 001-13455)).

16.1	Letter of Ernst & Young LLP dated as of June 18, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed on June 18, 2020 (SEC File No. 001-13455)).
21+	Subsidiaries of the Company.
23.1+	Consent of Grant Thornton LLP
23.2+	Consent of Ernst & Young LLP
31.1+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.
104++	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+    Filed with this report
**    Furnished with this report.
***    Management contract or compensatory plan or arrangement.
++     Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (ii) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2020.
+++ Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any such omitted schedule to the SEC upon request.

Item 16. Form 10-K Summary.

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA Technologies, Inc.

Date:	March 5, 2021	By:	/s/Brady M. Murphy
Brady M. Murphy, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/William D. Sullivan	Chairman of	March 5, 2021
William D. Sullivan	the Board of Directors

/s/Brady M. Murphy	President, Chief Executive Officer,	March 5, 2021
Brady M. Murphy	and Director
(Principal Executive Officer)

/s/Elijio V. Serrano	Senior Vice President	March 5, 2021
Elijio V. Serrano	and Chief Financial Officer
(Principal Financial Officer)

/s/Richard D. O’Brien	Vice President – Finance and Global Controller	March 5, 2021
Richard D. O’Brien	(Principal Accounting Officer)

/s/Mark E. Baldwin	Director	March 5, 2021
Mark E. Baldwin

/s/Thomas R. Bates, Jr.	Director	March 5, 2021
Thomas R. Bates, Jr.

/s/Paul D. Coombs	Director	March 5, 2021
Paul D. Coombs

/s/John F. Glick	Director	March 5, 2021
John F. Glick

/s/Gina A. Luna	Director	March 5, 2021
Gina A. Luna

/s/Joseph C. Winkler III	Director	March 5, 2021
Joseph C. Winkler III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
TETRA Technologies, Inc. and Subsidiaries

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of TETRA Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive income(loss), equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2021 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Long-lived asset impairment

As described further in note 2 to the financial statements, the Company determines periodically whether there are impairments of long-lived assets, including identified intangible assets, when indicators of impairment are present. Long-lived assets consist primarily of property, plant, and equipment, right-of-use assets, and intangible assets. The Company evaluates the carrying value of long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When such indicators are present, the recoverability of the asset group is measured by a comparison of the carrying value of the asset group to the future undiscounted cash flows to be generated from the assets throughout their remaining estimated useful lives. If the undiscounted cash flows are less than the carrying amount of the related asset group, the Company performs an analysis of the fair value of the asset group and will recognize an impairment loss for the difference between the carrying value of the assets and their fair value. We identified the impairment of long-lived assets as a critical audit matter.

The principal consideration for our determination that impairment of long-lived assets is a critical audit matter is the significant judgments and estimates involved in determining the fair values of long-lived assets, including the determination of projected cash flows used to evaluate asset recoverability.

Our audit procedures related to the impairment of long-lived assets included the following procedures, among others.

•We tested the design and operating effectiveness of key controls related to the appropriate identification of triggering events and the determination of key inputs such as the forecasting of future cash flows;
•We assessed the qualifications and competence of management who performed the internal impairment analyses;
•We evaluated the methodology used to determine the fair value of the long-lived assets, including the grouping of the assets;
•We tested the inputs and assumptions used in the valuation models for the long-lived assets which included testing the reasonableness of the replacement costs for certain assets, tracing asset balances to the underlying accounting records and evaluating the reasonableness of the projected future cash flows for each asset group.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Houston, Texas
March 5, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
TETRA Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of TETRA Technologies, Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company's auditor from 1981 to 2020.

Houston, Texas
March 16, 2020, except for Note 3, as to
which the date is March 5, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
TETRA Technologies, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TETRA Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 5, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Houston, Texas
March 5, 2021

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$67,252	$15,334
Restricted cash	65	64
Trade accounts receivable, net of allowance for doubtful accounts of $6,824 in 2020 and $1,912 in 2019	64,078	111,194
Inventories	76,658	80,473
Current assets associated with discontinued operations	710,006	127,341
Prepaid expenses and other current assets	13,487	16,948
Total current assets	931,546	351,354
Property, plant, and equipment:
Land and building	26,506	25,461
Machinery and equipment	365,296	358,688
Automobiles and trucks	18,446	22,476
Chemical plants	62,714	57,692
Construction in progress	1,526	7,408
Total property, plant, and equipment	474,488	471,725
Less accumulated depreciation	(377,632)	(355,455)
Net property, plant, and equipment	96,856	116,270
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $66,078 in 2020 and $60,671 in 2019	41,487	46,182
Deferred tax assets, net	52	—
Operating lease right-of-use assets	43,448	47,125
Other assets	19,450	15,633
Long-term assets associated with discontinued operations	—	695,358
Total other assets	104,437	804,298
Total assets	$1,132,839	$1,271,922

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	December 31, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$22,573	$41,080
Unearned Income	2,675	326
Accrued liabilities and other	38,791	44,855
Current liabilities associated with discontinued operations	734,039	102,462
Total current liabilities	798,078	188,723
Long-term debt, net	199,894	204,633
Deferred income taxes	1,942	1,777
Asset retirement obligations	12,484	12,762
Warrants liability	198	449
Operating lease liabilities	37,569	40,097
Other liabilities	11,612	7,351
Long-term liabilities associated with discontinued operations	—	653,304
Total long-term liabilities	263,699	920,373
Commitments and contingencies (Note 12)
Equity:
TETRA stockholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 shares authorized at December 31, 2020 and December 31, 2019; 128,930,047 shares issued at December 31, 2020, and 128,304,354 shares issued at December 31, 2019	1,289	1,283
Additional paid-in capital	472,134	466,959
Treasury stock, at cost; 2,953,976 shares held at December 31, 2020, and 2,823,191 shares held at December 31, 2019	(19,484)	(19,164)
Accumulated other comprehensive income (loss)	(49,914)	(52,183)
Retained deficit	(413,665)	(362,522)
Total TETRA stockholders’ equity	(9,640)	34,373
Noncontrolling interests	80,702	128,453
Total equity	71,062	162,826
Total liabilities and equity	$1,132,839	$1,271,922

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Product sales	$232,721	$259,553	$244,373
Services	144,994	301,688	315,729
Total revenues	377,715	561,241	560,102
Cost of revenues:
Cost of product sales	150,753	177,859	181,444
Cost of services	120,775	233,191	228,013
Depreciation, amortization, and accretion	38,214	47,563	44,425
Impairments and other charges	556	92,037	2,939
Insurance recoveries	(126)	(1,216)	—
Total cost of revenues	310,172	549,434	456,821
Gross profit	67,543	11,807	103,281
General and administrative expense	76,697	96,466	92,902
Goodwill impairment	—	25,784	—
Interest expense, net	18,926	21,256	19,041
Gain on sales of assets	(2,878)	(1,665)	(512)
Warrants fair value adjustment (income) expense	(251)	(1,624)	(11,129)
Other (income) expense, net	135	(301)	5,607
Loss before taxes and discontinued operations	(25,086)	(128,109)	(2,628)
Provision for income taxes	1,758	2,811	3,684
Loss from continuing operations	(26,844)	(130,920)	(6,312)
Loss from discontinued operations, net of taxes	(72,089)	(29,580)	(77,928)
Net loss	(98,933)	(160,500)	(84,240)
Less: loss attributable to noncontrolling interest ($47,898, $13,538, and $22,623 related to discontinued operations)	47,790	13,087	22,623
Net loss attributable to TETRA stockholders	$(51,143)	$(147,413)	$(61,617)

Basic and diluted net loss per common share attributable to TETRA stockholders:
Loss from continuing operations	$(0.22)	$(1.04)	$(0.05)
Loss from discontinued operations	(0.19)	(0.13)	(0.45)
Net loss	$(0.41)	$(1.17)	$(0.50)
Weighted average common shares outstanding:
Basic and diluted	125,838	125,600	124,101

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2020	2019	2018

Net loss	(98,933)	(160,500)	(84,240)
Foreign currency translation gain (loss), net of taxes of $0 in 2020, $0 in 2019, and $0 in 2018	2,386	(188)	(10,084)
Comprehensive loss	(96,547)	(160,688)	(94,324)
Less: comprehensive loss attributable to noncontrolling interest	47,673	12,755	24,811
Comprehensive loss attributable to TETRA stockholders	$(48,874)	$(147,933)	$(69,513)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2017	$1,185	$425,648	$(18,651)	$(43,767)	$(156,335)	$144,481	$352,561
Net loss for 2018	—	—	—	—	(61,617)	(22,623)	(84,240)
Translation adjustment, net of taxes of $0	—	—	—	(7,896)	—	(2,188)	(10,084)
Comprehensive loss	—	—	—	—	—	—	(94,324)
Distributions to CCLP public unitholders	—	—	—	—	—	(19,224)	(19,224)
Equity award activity	23	251	—	—	—	—	274
Treasury stock activity, net	—	—	(299)	—	—	—	(299)
Issuance of common stock for business combination	77	28,135					28,212
Equity compensation expense	—	6,715	—	—	—	450	7,165
Conversions of CCLP Series A Preferred	—	—	—	—	—	38,322	38,322
Other	—	(69)	—	—	—	131	62
Balance at December 31, 2018	$1,285	$460,680	$(18,950)	$(51,663)	$(217,952)	$139,349	$312,749
Net loss for 2019	—	—	—	—	(147,413)	(13,087)	(160,500)
Translation adjustment, net of taxes of $0	—	—	—	(520)	—	332	(188)
Comprehensive loss	—	—	—	—	—	—	(160,688)
Distributions to CCLP public unitholders	—	—	—	—	—	(1,233)	(1,233)
Equity award activity	(2)	—	—	—	—	—	(2)
Treasury stock activity, net	—	—	(214)	—	—	—	(214)
Equity compensation expense	—	6,358	—	—	—	986	7,344
Conversions of CCLP Series A Preferred	—	—	—	—	—	2,539	2,539
Cumulative effect adjustment	—	—	—	—	2,843	—	2,843
Other	—	(79)	—	—	—	(433)	(512)
Balance at December 31, 2019	$1,283	$466,959	$(19,164)	$(52,183)	$(362,522)	$128,453	$162,826
Net loss for 2020	—	—	—	—	(51,143)	(47,790)	(98,933)
Translation adjustment, net of taxes of $0	—	—	—	2,269	—	117	2,386
Comprehensive loss	—	—	—	—	—	—	(96,547)
Distributions to CCLP public unitholders	—	—	—	—	—	(1,244)	(1,244)
Equity award activity	6	—	—	—	—	—	6
Treasury stock activity, net	—	—	(320)	—	—	—	(320)
Equity compensation expense	—	5,184	—	—	—	1,254	6,438
Other	—	(9)	—	—	—	(88)	(97)
Balance at December 31, 2020	$1,289	$472,134	$(19,484)	$(49,914)	$(413,665)	$80,702	$71,062

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	(98,933)	(160,500)	(84,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	118,747	124,278	117,010
Impairments and other charges	20,940	95,196	3,621
Impairment of goodwill	—	25,784	—
Benefit for deferred income taxes	188	(297)	(888)
Equity-based compensation expense	6,616	8,127	7,379
Provision for doubtful accounts	6,857	5,039	2,156
Loss on disposal of discontinued operations	—	7,500	34,072
Amortization and expense of financing costs	5,252	4,782	8,695
Gain from insurance recoveries associated with damaged equipment	(643)	(1,771)	—
Debt exchange expenses	4,892	—	—
CCLP Series A Preferred Unit distributions and adjustments	—	3,574	4,005
Warrants fair value adjustment	(251)	(1,624)	(11,129)
Contingent consideration liability fair value adjustment	—	(1,000)	3,400
Gain on sale of assets	(4,668)	(2,333)	(729)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	62,569	6,471	(5,512)
Inventories	16,983	(2,770)	(29,221)
Prepaid expenses and other current assets	1,672	579	(3,888)
Trade accounts payable and accrued expenses	(62,274)	(16,545)	5,463
Other	(1,035)	(4,258)	(3,608)
Net cash provided by operating activities	76,912	90,232	46,586
Investing activities:
Purchases of property, plant, and equipment, net	(29,386)	(108,273)	(141,931)
Acquisition of businesses, net of cash acquired	—	(12,024)	(49,630)
Proceeds from disposal of business	—	—	3,121
Proceeds from sale of property, plant, and equipment	36,168	12,885	1,138
Proceeds from insurance recoveries associated with damaged equipment	643	1,771	—
Other investing activities	(1,387)	(801)	(1,344)
Net cash provided by (used in) investing activities	6,038	(106,442)	(188,646)
Financing activities:
Proceeds from long-term debt	477,647	282,590	767,887
Principal payments on long-term debt	(487,574)	(258,217)	(581,935)
Distributions to CCLP public unitholders	(1,244)	(1,233)	(19,224)
Redemptions of CCLP Series A Preferred	—	(28,049)	—
Proceeds from sale of common stock and exercise of stock options	—	—	251
Tax remittances on equity based compensation	(445)	(581)	(768)
Debt issuance costs and other financing activities	(6,013)	(435)	(11,217)
Net cash provided by (used in) financing activities	(17,629)	(5,925)	154,994
Effect of exchange rate changes on cash	805	(199)	779
Increase (decrease) in cash and cash equivalents and restricted cash	66,126	(22,334)	13,713
Cash and cash equivalents and restricted cash at beginning of period	17,768	40,102	26,389
Cash and cash equivalents and restricted cash at end of period	83,894	17,768	40,102
Cash and cash equivalents at end of period associated with discontinued operations	(16,577)	(2,370)	(15,858)
Cash and cash equivalents and restricted cash at end of period associated with continuing operations	67,317	15,398	24,244
Supplemental cash flow information:
Interest paid	$63,935	$68,332	$56,261
Income taxes paid	5,633	7,274	4,680
Accrued capital expenditures	1,573	3,625	1,561

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 1 — ORGANIZATION AND OPERATIONS

We are a geographically diversified oil and gas services company, focused on completion fluids and associated products and services, comprehensive water management, frac flowback and production well testing. We were incorporated in Delaware in 1981. Our products and services are delivered through two reporting segments – Completion Fluids & Products and Water & Flowback Services. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

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

Our Water & Flowback Services Division provides onshore oil and gas operators with comprehensive water management services. The Division also provides frac flowback, production well testing, offshore rig cooling, and other associated services in many of the major oil and gas producing regions in the United States and Mexico, as well as in oil and gas basins in certain countries in Latin America, Europe, and the Middle East.
NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. We consolidated the financial statements of our former CSI Compressco LP subsidiary (“CCLP”), as we determined that CCLP was a variable interest entity and we were the primary beneficiary as of December 31, 2020. As of December 31, 2020, we controlled the financial interests of CCLP and had the ability to direct the activities of CCLP that most significantly impacted its economic performance through our ownership of its general partner. As of December 31, 2020, our cash flows from our investment in CCLP were limited to the quarterly distributions we received on our CCLP common units and general partner interest (including incentive distribution rights (“IDRs”)) and the amounts collected for services we performed on behalf of CCLP. TETRA’s capital structure and CCLP’s capital structure are separate, and do not include cross default provisions, cross collateralization provisions or cross guarantees. All intercompany accounts and transactions have been eliminated in consolidation.

Substantially all of our former Compression Division’s operations were conducted through our partially-owned CCLP subsidiary. On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan Energy Partners LP and Spartan Energy Holdco, LLC (together, “Spartan”) pursuant to which we sold the general partner of CCLP, including the IDRs in CCLP and approximately 23.1% of the outstanding limited partner interests in CCLP, in exchange for a combination of $13.4 million in cash paid at closing, $0.5 million in cash payable on the six-month anniversary of the closing and $3.1 million in contingent consideration in the form of cash and/or CCLP common units if CCLP achieves certain financial targets on or before December 31, 2022. Following the closing of the transaction, we retained approximately 11.1% of the outstanding CCLP common units. Throughout this Annual Report, we refer to the transaction with Spartan as the “GP Sale.” We have reflected the operations of our former Compression Division as discontinued operations for all periods presented. See Note 3 - “Discontinued Operations” and Note 18 - “Subsequent Event.” for further information.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses and impairments during the reporting period. Actual results could differ from those estimates, and such differences could be material.

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current year’s presentation. For a discussion of the reclassification of the financial presentation of our former Compression Division as discontinued operations, see Note 3 - “Discontinued Operations”. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.

Cash Equivalents

We consider all highly liquid cash investments with a maturity of three months or less when purchased to be cash equivalents.

Financial Instruments

Financial instruments that subject us to concentrations of credit risk consist principally of trade receivables with companies in the energy industry. Our policy is to evaluate, prior to providing goods or services, each customer’s financial condition and to determine the amount of open credit to be extended. We generally require appropriate, additional collateral as security for credit amounts in excess of approved limits. Our customers consist primarily of major, well-established oil and gas producers and independent oil and gas companies. Payment terms are on a short-term basis.

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

We have no outstanding balance under our variable rate revolving credit facilities as of December 31, 2020. Outstanding balances on variable rate bank credit facilities create market risk exposure related to changes in applicable interest rates.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable. Changes in the allowance are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
At beginning of period	$1,912	$1,354	$368
Activity in the period:
Provision for doubtful accounts	5,672	2,580	1,152
Account (chargeoffs) recoveries	(760)	(2,022)	(166)
At end of period	$6,824	$1,912	$1,354

Inventories

Inventories are stated at the lower of cost or net realizable value. Except for work in progress inventory, cost is determined using the weighted average method. The cost of work in progress is determined using the specific identification method.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance is charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally as follows:

Buildings	15 – 40 years
Machinery and equipment	2 – 20 years
Automobiles and trucks	3 – 4 years
Chemical plants	15 – 30 years

Leasehold improvements are depreciated over the shorter of the remaining term of the associated lease or its useful life. Depreciation expense, excluding impairments and other charges, for the years ended December 31, 2020, 2019, and 2018 was $32.4 million, $42.9 million and $39.4 million, respectively.

Construction in progress as of December 31, 2020 and 2019 consisted primarily of equipment fabrication projects.

Intangible Assets other than Goodwill

Patents, trademarks, and other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 13 years. Amortization expense of patents, trademarks, and other intangible assets was $5.3 million, $5.1 million, and $4.3 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in depreciation, amortization and accretion. The estimated future annual amortization expense of patents, trademarks, and other intangible assets is $4.5 million for 2021, $4.1 million for 2022, $3.8 million for 2023, $3.7 million for 2024, and $3.7 million for 2025.

Intangible assets other than goodwill are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In such an event, we will determine the fair value of the asset using an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we will recognize a loss for the difference between the carrying value and the estimated fair value of the intangible asset. During 2018, certain intangible assets were impaired. See “Impairments of Long-Lived Assets” section in Note 6 - “Impairments and Other Charges”.

Goodwill

    Goodwill represents the excess of cost over the fair value of the net assets acquired in business combinations. We perform a goodwill impairment test at a reporting unit level on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment as of the last day of the fourth quarter of each year. The first step of the impairment test is to compare the estimated fair value of the reporting unit to its recorded net book value (including goodwill). If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is calculated based on the difference between the fair value and carrying value. These estimates are imprecise and are subject to our estimates of the future cash flows of the reporting unit. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment. During the fourth quarter of 2019, we recorded an impairment on all our remaining goodwill. See Note 5 - “Goodwill” for additional discussion.

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

    Long-term operating leases are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of December 31, 2020. Long-term finance leases are not material. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term in determining the right-of-use asset and lease liability, if it is reasonably certain that we would exercise the option.

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

    As allowed by U.S. GAAP, CCLP does not separate nonlease components from the associated lease component for its compression services contracts and instead accounts for those components as a single component based on the accounting treatment of the predominant component. In the evaluation of whether Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842 “Leases” or ASC 606 “Revenue from Contracts with Customers” is applicable to the combined component based on the predominant component, CCLP determined the services nonlease component is predominant, resulting in the ongoing recognition of compression services contracts following ASC 606.

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

Impairments of Long-Lived Assets

Impairments of long-lived assets, including identified intangible assets, are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs. See Note 6 - “Impairments and Other Charges” for additional discussion of recorded impairments.

 Asset Retirement Obligations

We operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. We are required to take certain actions in connection with the retirement of these assets. Asset retirement obligations are recorded in accordance with ASC 410, “Asset Retirement and Environmental Obligations,” whereby the estimated fair value of a liability for asset retirement obligations is recognized in the period in which it is incurred and in which a reasonable estimate can be made. Such estimates are based on relevant assumptions that we believe are reasonable. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. The associated asset retirement costs are capitalized as part of the carrying amount of these long-lived assets and are depreciated on a straight-line basis over the life of the assets.

Environmental Liabilities

Environmental expenditures that result in additions to property and equipment are capitalized, while other environmental expenditures are expensed. Environmental remediation liabilities are recorded on an undiscounted basis when environmental assessments or cleanups are probable and the costs can be reasonably estimated. We have no significant environmental remediation liabilities as of December 31, 2020 and 2019. Estimates of future environmental remediation expenditures often consist of a range of possible expenditure amounts, a portion of which may be in excess of amounts of liabilities recorded. In such an instance, we disclose the full range of amounts reasonably possible of being incurred. Any changes or developments in environmental remediation efforts are accounted for and disclosed each quarter as they occur. Any recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

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

    Services. Service revenues represent revenue recognized over time, as our customer arrangements typically provide agreed upon day-rates and we recognize service revenue based upon the number of days services have been performed. Service revenue recognized over time is associated with a majority of our Water & Flowback Services Division arrangements, and a small portion of Completion Fluids & Products Division revenue that is associated with completion fluid service arrangements. Our customer contracts are generally for terms of one year or less. The majority of the service arrangements in the Water & Flowback Services Division are for a period of 90 days or less.

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

    We classify contract liabilities as unearned income in our consolidated balance sheets. Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations.
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

Equity-Based Compensation

    We have various equity incentive compensation plans which provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, and directors. Total equity-based compensation expense, net of taxes, for the three years ended December 31, 2020, 2019, and 2018, was $4.3 million, $4.6 million and $5.3 million, respectively. For further discussion of equity-based compensation, see Note 14 – “Equity-Based Compensation and Other”.

Mineral Resources Arrangements

We are party to agreements in which Standard Lithium has the right to explore, produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium (TSXV: SLL) under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. During the years ended December 31, 2020, 2019 and 2018, income from this arrangement was 3.1 million, 1.1 million and 1.0 million, respectively, including the value of cash and stock received, and changes in the value of stock held. This income is included in other income (expense), net in our consolidated statements of operations. Unearned revenue associated with these agreements was 0.9 million and 0.2 million as of December 31, 2020 and 2019, respectively, and is included in unearned income on our consolidated balance sheets. See Note 15 - “Fair Value Measurements” for further discussion.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A portion of the carrying value of certain deferred tax assets are subject to a valuation allowance. See Note 16 – “Income Taxes” for further discussion.

    In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Reform Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. We elected to account for GILTI as a period cost in the year the tax is incurred.

Noncontrolling Interests

Noncontrolling interests represent third-party ownership in the net assets of the Company’s consolidated subsidiaries and are presented as a component of equity. Substantially all of the Company’s noncontrolling interests represent third-party ownership in CCLP.

Accumulated Other Comprehensive Income (Loss)

Certain of our international operations maintain their accounting records in the local currencies that are their functional currencies. For these operations, the functional currency financial statements are converted to United States dollar equivalents, with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is included in equity in the accompanying consolidated balance sheets and consists of the cumulative currency translation adjustments associated with such international operations. Activity within our accumulated other comprehensive income (loss) is not subject to reclassifications to net income.

Income (Loss) per Common Share

The calculation of basic and diluted earnings per share excludes losses attributable to noncontrolling interests. The calculation of basic earnings per share excludes any dilutive effects of equity awards or warrants. The calculation of diluted earnings per share includes the effect of equity awards and warrants, if dilutive, which is computed using the treasury stock method during the periods such equity awards and warrants were outstanding. For the years ended December 31, 2020, 2019, and 2018, the average diluted shares outstanding excludes the impact of all outstanding equity awards and warrants, as the inclusion of these shares would have been anti-dilutive due to the net losses recorded during the year.

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, and certain of our operations in Mexico, respectively. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net, and totaled $2.7 million, $(0.5) million, and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

On June 30, 2018, we determined the economy in Argentina to be highly inflationary. As a result of this determination and in accordance with U.S. GAAP, on July 1, 2018, the functional currency of our operations in Argentina was changed from the Argentine peso to the U.S. dollar. The remeasurement did not have a material impact on our consolidated financial position or results of operations.

Fair Value Measurements

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized on a recurring basis in the determination of the carrying values of certain liabilities, including the liabilities for the warrants to purchase 11.2 million shares of our common stock (the “Warrants”) and our foreign currency derivative contracts. See Note 15 - “Fair Value Measurements” for further discussion.

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

New Accounting Pronouncements

Standards adopted in 2020

    In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. On January 1, 2020, we adopted ASU 2018-15. The adoption of this standard did not have a material impact on our consolidated financial statements.

Standards not yet adopted

    In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses on financial instruments not accounted for at fair value through net income. The provisions require credit impairments to be measured over the contractual life of an asset and developed with consideration for past events, current conditions, and forecasts of future economic information. Credit impairment will be accounted for as an allowance for credit losses deducted from the amortized cost basis at each reporting date. Updates at each reporting date after initial adoption will be recorded through selling, general, and administrative expense. ASU 2016-13 is effective for us the first quarter of fiscal 2023. We continue to assess the potential effects of these changes to our consolidated financial statements.

    In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions related to intraperiod tax allocation, interim period income tax calculation methodology, and the recognition of deferred tax liabilities for outside basis differences. It also simplifies certain aspects of accounting for franchise taxes and clarifies the accounting for transactions that results in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for us the first quarter of fiscal 2021. We continue to assess the potential effects of these changes to our consolidated financial statements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. As of December 31, 2020, we have not modified our credit agreements to remove references to LIBOR. We are currently evaluating the impact of the provisions of ASU 2020-04 on our consolidated financial statements.
NOTE 3 – DISCONTINUED OPERATIONS

    As discussed in Note 18 - “Subsequent Event,” on January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan pursuant to which we sold the general partner of CCLP, including the IDRs in CCLP and approximately 23.1% of the outstanding limited partner interests in CCLP. Our interest in CCLP and the general partner represented substantially all of our Compression Division. As of December 31, 2020, our Compression Division met the held for sale criteria and is reflected as discontinued operations in our financial statements for all periods presented. In addition, as discussed in Note 11 - “Acquisitions and Dispositions,” on March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division. As a result, we have accounted for our Offshore Division, consisting of our Offshore Services and Maritech segments, as discontinued operations.

During the third quarter of 2019, as a result of the bankruptcy filing of Epic Companies, LLC, we recorded a reserve for the full amount of certain other receivables of discontinued operations related to our offshore division in the amount of $1.5 million and for the full amount of a $7.5 million promissory note, including accrued interest, that we received as part of the consideration for the sale. See Note 12 - “Commitments and Contingencies” for further discussion.

Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of comprehensive income, statements of equity and statements of cash flows combine continuing and discontinued operations. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands)

	Year Ended December 31, 2020
	Compression	Offshore Services	Total
Revenue	$338,246	$—	$338,246
Cost of revenues	212,253	(330)	211,923
Depreciation, amortization, and accretion	80,533	—	80,533
Impairments and other charges	20,841	—	20,841
General and administrative expense	37,895	473	38,368
Interest expense, net	52,771	—	52,771
Other (income) expense, net	2,688	—	2,688
Pretax loss from discontinued operations	(68,735)	(143)	(68,878)
Income tax provision			3,211
Loss from discontinued operations			(72,089)
Loss from discontinued operations attributable to noncontrolling interest			47,898
Loss from discontinued operations attributable to TETRA stockholders			$(24,191)

	Year Ended December 31, 2019
	Compression	Offshore Services	Maritech	Total
Revenue	476,692	—	—	476,692
Cost of revenues	320,037	(192)	—	319,845
Depreciation, amortization, and accretion	76,663	52	—	76,715
General and administrative expense	43,281	2,618	—	45,899
Interest expense, net	51,974	—	—	51,974
CCLP Series A Preferred Units fair value adjustment (income) expense	1,309	—	—	1,309
Other (income) expense, net	(558)	117	118	(323)
Pretax loss from discontinued operations	(16,014)	(2,595)	(118)	(18,727)
Pretax loss on disposal of discontinued operations				(7,500)
Total pretax loss from discontinued operations				(26,227)
Income tax provision				3,353
Loss from discontinued operations				(29,580)
Loss from discontinued operations attributable to noncontrolling interest				13,538
Loss from discontinued operations attributable to TETRA stockholders				(16,042)

	Year Ended December 31, 2018
	Compression	Offshore Services	Maritech	Total
Revenue	438,673	4,487	187	443,347
Cost of revenues	309,156	11,151	139	320,446
Depreciation, amortization, and accretion	70,500	1,873	212	72,585
General and administrative expense	39,544	1,917	187	41,648
Interest expense, net	51,905	—	—	51,905
CCLP Series A Preferred Units fair value adjustment (income) expense	(733)	—	—	(733)
Other (income) expense, net	2,099	(1,036)	—	1,063
Pretax loss from discontinued operations	(33,798)	(9,418)	(351)	(43,567)
Pretax loss on disposal of discontinued operations				(34,072)
Total pretax loss from discontinued operations				(77,639)
Income tax provision				289
Loss from discontinued operations				(77,928)
Loss from discontinued operations attributable to noncontrolling interest				22,623
Loss from discontinued operations attributable to TETRA stockholders				$(55,305)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	December 31, 2020
	Compression	Offshore Services	Maritech	Total
Carrying amounts of major classes of assets included as part of discontinued operations
Cash and cash equivalents	$16,577	$—	$—	$16,577
Trade receivables	43,837	—	—	43,837
Inventories	31,220	—	—	31,220
Other current assets	5,231	—	—	5,231
Property, plant, and equipment	551,401	—	—	551,401
Other assets	61,740	—	—	61,740
Total assets associated with discontinued operations(1)	$96,865	$—	$—	$710,006

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$19,766	$1,222	$—	$20,988
Unearned income	269	—	—	269
Accrued liabilities and other	36,318	352	228	36,898
Long-term debt, net	638,631	—	—	638,631
Other liabilities	37,253	—	—	37,253
Total liabilities associated with discontinued operations(1)	$732,237	$1,574	$228	$734,039

(1) All assets and liabilities associated with discontinued operations of our former Compression Division are classified as current as of December 31, 2020 due to completion of the GP Sale within one year.

	December 31, 2019
	Compression	Offshore Services	Maritech	Total
Carrying amounts of major classes of assets included as part of discontinued operations
Cash and cash equivalents	$2,370	$—	$—	$2,370
Trade receivables	64,724	—	—	64,724
Inventories	56,037	—	—	56,037
Other current assets	4,210	—	—	4,210
Current assets associated with discontinued operations (1)	$127,341	$—	$—	$127,341
Property, plant, and equipment	642,367	—	—	642,367
Other assets	52,991	—	—	52,991
Long-term assets associated with discontinued operations (1)	695,358	—	—	695,358
Total major classes of assets of the discontinued operations	$822,699	$—	$—	$822,699

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$47,837	$1,233	$—	$49,070
Unearned income	9,505	—	—	9,505
Accrued liabilities and other	43,022	745	120	43,887
Current liabilities associated with discontinued operations (1)	$100,364	$1,978	$120	$102,462
Long-term debt, net	638,238	—	—	638,238
Other liabilities	15,066	—	—	15,066
Long-term liabilities associated with discontinued operations (1)	653,304	—	—	653,304
Total major classes of liabilities of the discontinued operations	$753,668	$1,978	$120	$755,766

NOTE 4 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    Our contract asset balances, primarily associated with customer documentation requirements, were $12.8 million, $25.3 million and $38.3 million as of December 31, 2020, 2019 and 2018, respectively. The decrease in contract asset balances is primarily due to lower activity in our Water & Flowback Services Division driven by the significant reduction in capital spending by our customers in response to the decline in oil prices. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.
Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $1.9 million and $0.2 million as of December 31, 2020 and 2019, respectively, and vary based on the timing of invoicing and performance obligations being met. Revenues recognized during the years ended December 31, 2020 and 2019 deferred as of the end of the preceding year was not significant. During the years ended December 31, 2020, 2019 and 2018, contract costs were not significant.

    Disaggregation of Revenue. We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 17 - Industry Segments and Geographic Information. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Completion Fluids & Products
U.S.	$100,076	$149,191	$129,160
International	142,585	130,064	128,248
	242,661	279,255	257,408
Water & Flowback Services
U.S.	125,759	262,093	261,238
International	9,295	19,893	41,834
	135,054	281,986	303,072
Interdivision eliminations
U.S.	—	—	5
International	—	—	(383)
	—	—	(378)
Total Revenue
U.S.	225,835	411,284	390,403
International	151,880	149,957	169,699
	$377,715	$561,241	$560,102
NOTE 5 — GOODWILL

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

During the fourth quarter of 2019, coinciding with the timing of our annual goodwill assessment, there was further decline in the energy industry outlook resulting in decreased expected future cash flows for our Water Management reporting unit. As part of the first step of goodwill impairment testing for our Water Management reporting unit, the only reporting unit with goodwill, we updated our assessment of the future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for the reporting unit. We calculated a present value of the cash flows for the Water Management reporting unit to arrive at an estimate of fair value using a combination of the income approach and the market approach. Based on these assumptions, we determined that the fair value of the Water Management reporting unit was less than its carrying value indicating an impairment. The amount of impairment is calculated based on the difference between the fair value and carrying value in accordance with our early adoption of ASU 2017-04 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This resulted in an impairment of the entire goodwill balance of $25.8 million at December 31, 2019.

The changes in the carrying amount of goodwill for the Water & Flowback Services reporting segment were as follows:

Total
(In Thousands)
Balance as of December 31, 2017	$6,636
Goodwill acquired during the year	19,223
Balance as of December 31, 2018	25,859
Goodwill impaired during the year	(25,784)
Goodwill adjustments	(75)
Balance as of December 31, 2019 and 2020	—
NOTE 6 — IMPAIRMENTS AND OTHER CHARGES

Impairments of Long-Lived Assets

During 2020, we recorded an impairment charge of $0.6 million primarily related to a right of use asset for the lease of our Canada office within our Water & Flowback Services Division as we ceased use of the office during the year.

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

NOTE 7 – INVENTORIES

    Components of inventories, net of reserve, are as follows:

	December 31,
	2020	2019
	(In Thousands)
Finished goods	$68,121	$70,135
Raw materials	2,910	4,125
Parts and supplies	4,001	4,979
Work in progress	1,626	1,234
Total inventories	$76,658	$80,473

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.

NOTE 8 — LEASES

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

Components of lease expense, included in either cost of revenues or general and administrative expense based on the use of the underlying asset, are as follows (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less):

	Year Ended December 31,
	2020	2019
	(In Thousands)
Operating lease expense	$13,946	$15,131
Short-term lease expense	17,125	36,348
Total lease expense	$31,071	$51,479

Rental expense for all operating leases was $31.1 million, $51.4 million, and $35.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020, future minimum rental receipts under a non-cancelable sublease for office space in one of our locations totaled $5.2 million. For the years ended December 31, 2020 and 2019, we recognized sublease income of $1.0 million. Variable rent expense was not material.

Supplemental cash flow information:

	Year Ended December 31,
	2020	2019
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$13,612	$15,064

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,612	$3,944

Supplemental balance sheet information:

	December 31, 2020	December 31, 2019
	(In Thousands)
Operating leases:
Operating lease right-of-use assets	$43,448	$47,125

Accrued liabilities and other	$8,795	$9,144
Operating lease liabilities	$37,569	$40,097
Total operating lease liabilities	$46,364	$49,241

Additional operating lease information:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	6.8 years	7.2 years

Weighted average discount rate:
Operating leases	9.62%	9.56%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year consist of the following at December 31, 2020:

Operating Leases
(In Thousands)
2021	$12,798
2022	10,910
2023	8,673
2024	7,202
2025	5,332
Thereafter	18,460
Total lease payments	63,375
Less imputed interest	(17,011)
Total lease liabilities	$46,364
NOTE 9 — ACCRUED LIABILITIES

Accrued liabilities are detailed as follows:

	December 31,
	2020	2019
	(In Thousands)
Compensation and employee benefits	$14,336	$18,657
Operating lease liabilities, current portion	8,795	9,144
Accrued taxes	4,323	6,894
Accrued interest	2,951	299
Accrued capital expenditures	194	978
Other accrued liabilities	8,192	8,883
Total accrued liabilities and other	$38,791	$44,855

NOTE 10 — LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt consists of the following:

		December 31, 2020	December 31, 2019
		(In Thousands)
TETRA	Scheduled Maturity
Asset-based credit agreement	September 10, 2023	$—	$—
Term credit agreement (1)	September 10, 2025	199,894	204,633
Total long-term debt		$199,894	$204,633

(1) Net of unamortized discount of $5.5 million and $6.4 million as of December 31, 2020 and 2019, respectively, and net of unamortized deferred financing costs of $8.2 million and $9.5 million as of December 31, 2020 and 2019, respectively.

Scheduled maturities for the next five years and thereafter are as follows:

December 31, 2020
(In Thousands)
2021	$—
2022	—
2023	—
2024	—
2025	213,549
Thereafter	—
Total maturities	$213,549

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of December 31, 2020, we were in compliance with all covenants under the credit agreements.

    Asset-Based Credit Agreement. As of December 31, 2020, TETRA had no balance outstanding and had $6.6 million in letters of credit against its asset-based lending agreement (“ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured revolving credit facility of up to $100 million, subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit and a swingline loan sublimit of $10.0 million. The maturity date of the ABL Credit Agreement is September 10, 2023. The ABL Credit Agreement is subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings, TETRA had an availability of $24.6 million under this agreement as of December 31, 2020. Because there was no outstanding balance on this ABL Credit Agreement as of December 31, 2020 or 2019, associated deferred financing costs of $1.0 million were classified as other long-term assets on the accompanying consolidated balance sheet.

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

     All obligations under the ABL Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest for the benefit of the ABL Lenders on substantially all of the personal property of TETRA and certain subsidiaries of TETRA, the equity interests in certain domestic subsidiaries, and a maximum of 65% of the equity interests in certain foreign subsidiaries.

    Term Credit Agreement

    As of December 31, 2020 TETRA had $199.9 million outstanding, net of unamortized discounts and unamortized deferred financing costs under the Term Credit Agreement

    Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) LIBOR plus a margin of 6.25% per annum or (ii) a base rate plus a margin of 5.25% per annum. In addition to paying interest on the outstanding principal under the Term Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at the rate of 1.0% per annum, paid quarterly in arrears based on utilization of the commitments under the Term Credit Agreement.

    All obligations under the Term Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest for the benefit of the Term Lenders on substantially all of the personal property of TETRA and certain of its subsidiaries, the equity interests in certain domestic subsidiaries, and a maximum of 65% of the equity interests in certain foreign subsidiaries.
NOTE 11 — ACQUISITIONS AND DISPOSITIONS

Acquisition of SwiftWater Energy Services

    On February 28, 2018, pursuant to a purchase agreement dated February 13, 2018 (the “SwiftWater Purchase Agreement”), we purchased all of the equity interests in SwiftWater Energy Services, LLC (“SwiftWater”), which is engaged in the business of providing water management and water solutions to oil and gas operators in the Permian Basin market of Texas. Strategically, the acquisition of SwiftWater enhances our position as one of the leading integrated water management companies, providing water transfer, storage, and treatment services, along with proprietary automation technology and numerous other water-related services.

    Under the terms of the SwiftWater Purchase Agreement, consideration of $42.0 million of cash, subject to a working capital adjustment, and 7,772,021 shares of our common stock (valued at $28.2 million) were paid at closing. The allocation of the purchase price to the SwiftWater net tangible assets and liabilities and identifiable intangible assets was final as of December 31, 2018. Contingent consideration in the amount of $10.0 million was paid to the sellers during 2019 based on 2018 performance. As of December 31, 2019, all contingent consideration had been paid.

Acquisition of JRGO Energy Services LLC

    On December 6, 2018, we purchased JRGO Energy Services LLC (“JRGO”) for a cash purchase price of $7.6 million paid at closing, subject to a working capital adjustment. In addition, contingent consideration of $1.4 million was paid during 2019, based on JRGO’s performance during the fourth quarter of 2018. JRGO specializes in delivering comprehensive water management services for oil and gas operators, as well as municipal, state and federal organizations. The acquisition of JRGO broadens our footprint in the Appalachian region and is expected to provide our customers an enhanced, more efficient, diverse, and strategically positioned portfolio of integrated water management services in the Marcellus and Utica basins. The allocation of the purchase price to the JRGO net tangible assets and liabilities and identifiable intangible assets was final as of December 31, 2019.

Sale of Offshore Division

    On March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division. Pursuant to an Asset Purchase and Sale Agreement (the “Maritech Asset Purchase Agreement”) with Orinoco Natural Resources, LLC (“Orinoco”), Orinoco purchased certain remaining offshore oil, gas and mineral leases and related assets of Maritech (the “Maritech Properties”). Immediately thereafter, we closed the transactions contemplated by a Membership Interest Purchase and Sale Agreement (the “Maritech Equity Purchase Agreement”) with Orinoco, whereby Orinoco purchased all of the equity interests of Maritech (the “Maritech Equity Interests”). Immediately thereafter, we closed the transactions contemplated by an Equity Interest Purchase Agreement (the

“Offshore Services Purchase Agreement”) with Epic Offshore Specialty, LLC, an affiliate of Orinoco (“Epic Offshore”), whereby Epic Offshore (the “Offshore Services Sale”) purchased all of the equity interests in the wholly owned subsidiaries that comprised our Offshore Services segment operations (the “Offshore Services Equity Interests”).
    Under the terms of the Maritech Asset Purchase Agreement, the Maritech Equity Purchase Agreement, and the Offshore Services Purchase Agreement, the consideration delivered by Orinoco and Epic Offshore for the Maritech Properties, the Maritech Equity Interests and the Offshore Services Equity Interests consisted of (i) the assumption by Orinoco of substantially all of the liabilities and obligations relating to the ownership, operation and condition of the Maritech Properties and the provision of certain indemnities by Orinoco to us under the Maritech Asset Purchase Agreement, (ii) the assumption by Orinoco of substantially all of the liabilities of Maritech and the provision of certain indemnities by Orinoco under the Maritech Equity Purchase Agreement, (iii) the assumption by Epic Offshore of substantially all of the liabilities of the Offshore Services Equity Interests relating to the periods following the closing of the Offshore Services Sale and the provision of certain indemnities by Epic Offshore under the Offshore Services Purchase Agreement, (iv) cash in the amount $3.1 million (v) a promissory note in the original principal amount of $7.5 million payable by Epic Offshore to us in full, together with interest at a rate of 1.52% per annum, on December 31, 2019, (vi) performance by Orinoco under a Bonding Agreement executed in connection with the Maritech Asset Purchase Agreement and the Maritech Equity Purchase Agreement whereby Orinoco provided at closing non-revocable performance bonds in an amount equal to $46.8 million to cover the performance by Orinoco and Maritech of the asset retirement obligations of Maritech, and (vii) the delivery of a personal guaranty agreement from Thomas M. Clarke and Ana M. Clarke guaranteeing the payment obligations of Orinoco under the Bonding Agreement (collectively, the “Transaction Consideration”). See Note 12 - “Commitments and Contingencies” for further discussion of the promissory note and the Bonding Agreement.

    As a result of these transactions, we have effectively exited the businesses of our Offshore Services and Maritech segments, and these operations are reflected as discontinued operations in our consolidated financial statements. See Note 3 - “Discontinued Operations” for further discussion.
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

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of December 31, 2020, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $85.3 million, including $9.5 million per year from 2021 to 2025 and $37.8 million thereafter, extending through 2029. Amounts purchased under these agreements for each of the years ended December 31, 2020, 2019, and 2018, was $17.3 million, $18.7 million, and $18.0 million, respectively.

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

    Under the Maritech Asset Purchase and Sale Agreement, Orinoco assumed all of Maritech’s decommissioning liabilities related to the leases sold to Orinoco (the “Orinoco Lease Liabilities”) and, under the Maritech Membership Interest Purchase and Sale Agreement, Orinoco assumed all other liabilities of Maritech, including the decommissioning liabilities associated with the oil and gas properties previously sold by Maritech (the “Legacy Liabilities”), subject to certain limited exceptions unrelated to the decommissioning liabilities. To the extent that Maritech or Orinoco fails to satisfy decommissioning liabilities associated with any of the Orinoco Lease Liabilities or the Legacy Liabilities, we may be required to satisfy such liabilities under third party indemnity agreements and corporate guarantees that we previously provided to the U.S. Department of the Interior and other parties, respectively.

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

    In early 2018, we also closed the sale of our Offshore Division to Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC). Part of the consideration we received was a promissory note of Epic Companies in the original principal amount of $7.5 million (the “Epic Promissory Note”). At the end of August 2019, Epic Companies filed for bankruptcy and we recorded a reserve of $7.5 million for the full amount of the promissory note, including accrued interest, and certain other receivables in the amount of $1.5 million during the quarter ended September 30, 2019. The Epic Promissory Note became due on December 31, 2019 and neither Epic nor the Clarkes made payment. TETRA filed a lawsuit against the Clarkes on January 15, 2020 for breach of the promissory note guaranty agreement. In September 2020, the court granted TETRA’s Motion for Summary

Judgment and entered Final Judgment in our favor, dismissing counterclaims by the Clarkes and awarded TETRA $7.9 million in damages. The Clarkes have filed an appeal which we will defend. We cannot provide any assurance the Clarkes will pay the judgment or that they will not file for bankruptcy protection. If the Clarkes do file for bankruptcy protection, we likely would be unable to collect all, or even a significant portion of, the judgment owed to us.

See Note 3 - “Discontinued Operations” and Note 11 - “Acquisitions and Dispositions” for further discussion.
NOTE 13 — CAPITAL STOCK AND WARRANTS

Our Restated Certificate of Incorporation, as amended during 2017, authorizes us to issue 250,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2020, we had 125,976,071 shares of common stock outstanding, with 2,953,976 shares held in treasury, and no shares of preferred stock outstanding. The voting, dividend, and liquidation rights of the holders of common stock are subject to the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. There is no cumulative voting. Dividends may be declared and paid on common stock as determined by our Board of Directors, subject to any preferential dividend rights of any then outstanding preferred stock.

Issuances of Common Stock. On February 28, 2018, we issued 7,772,021 shares of our common stock as part of the consideration paid for the acquisition of SwiftWater. For further discussion of the SwiftWater acquisition, see Note 11 - “Acquisitions and Dispositions”.
On December 14, 2016, we completed a firm commitment underwritten offering of 22.3 million shares of our common stock at a price to the public of $5.15 per share ($4.9183 per share net of underwriting discounts) and the Warrants to purchase 11.2 million shares of our common stock at an exercise price of $5.75 per share prior to the 60-month expiration date of the Warrants. The 22.3 million shares of our common stock issued and the Warrants to purchase 11.2 million shares of our common stock includes 2.9 million shares of our common stock and Warrants to acquire an additional 1.5 million shares of our common stock related to the exercise of an option granted to the underwriters. We utilized the net offering proceeds of $109.7 million to repay outstanding indebtedness and other offering expenses. As of December 31, 2020, all of the Warrants remain outstanding.
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
The Warrants are accounted for as a derivative liability in accordance with ASC 815 “Derivatives and Hedging” and accordingly are carried at their fair value, with changes in fair value included in earnings in the period of change.

A summary of the activity of our common shares outstanding and treasury shares held for the three year period ending December 31, 2020, is as follows:

Common Shares Outstanding	Year Ended December 31,
	2020	2019	2018
At beginning of period	125,481,163	125,737,565	115,877,704
Exercise of common stock options, net	—	—	65,524
Grants of restricted stock, net (1)	494,908	(256,402)	2,022,316
Issuance of common stock	—	—	7,772,021
At end of period	125,976,071	125,481,163	125,737,565

(1)Prior to 2019, we primarily granted restricted stock awards, which immediately impacted common shares outstanding. In contrast, during 2020 and 2019, we primarily granted restricted stock units which do not impact common shares outstanding until vesting. Vesting for restricted stock units began in 2020.

Treasury Shares Held	Year Ended December 31,
	2020	2019	2018
At beginning of period	2,823,191	2,717,569	2,638,093
Shares received upon vesting of restricted stock, net	130,785	105,622	79,476
At end of period	2,953,976	2,823,191	2,717,569

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
NOTE 14 — EQUITY-BASED COMPENSATION AND OTHER

Equity-Based Compensation

We have various equity incentive compensation plans that provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, and directors. Stock options are exercisable for periods of up to ten years. Compensation cost for all share-based payments is based on the grant date fair value and is recognized in earnings over the requisite service period. Total equity-based compensation expense before tax for the three years ended December 31, 2020, 2019, and 2018, was $5.5 million, $5.8 million, and $6.7 million, respectively, and is included in general and administrative expense.

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

Stock Options

We did not grant any stock options during the year ended December 31, 2020. The weighted average fair value of options granted during the years ended December 31, 2019, and 2018, was $0.76 and $1.88, respectively, using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2019	2018
Expected stock price volatility	61%	57%
Expected life of options	4.4 years	4.5 years
Risk-free interest rate	2.3%	2.6%
Expected dividend yield	—	—

    The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for a period commensurate with the estimated expected life of the stock options. Expected volatility is based on the historical volatility of our stock over the period commensurate with the expected life of the stock options and other factors. The dividend yield is based on the current annualized dividend rate in effect during the quarter in which the grant was made. At the time of the stock option grants during each of the years ended December 31, 2019 and 2018, we had not historically paid any dividends and did not expect to pay any dividends during the expected life of the stock options.

The following is a summary of stock option activity for the years ended December 31, 2020 and 2019:

	Shares Under Option	Weighted Average Option Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	(In Thousands)
Outstanding at January 1, 2020	3,686	$6.90
Options canceled	(302)	6.78
Options expired	(176)	10.27
Outstanding at December 31, 2020	3,208	6.73	4.8 years	$—
Expected to vest at December 31, 2020	3,208	6.73	4.8 years	—
Exercisable at December 31, 2020	3,171	6.76	4.8 years	—
Available for grant, end of year

	Shares Under Option	Weighted Average Option Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	(In Thousands)
Outstanding at January 1, 2019	4,480	$6.65
Options granted	72	4.51
Options canceled	(426)	6.85
Options exercised	—	—
Options expired	(440)	3.98
Outstanding at December 31, 2019	3,686	6.90	5.5 years	$—
Expected to vest at December 31, 2019	3,686	6.90	5.5 years	—
Exercisable at December 31, 2019	3,369	7.18	5.3 years	—

Intrinsic value is the difference between the market value of our stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the year ended December 31, 2018, was approximately $0.1 million. There were no options exercised during the years ended December 31, 2020 and 2019 . At December 31, 2020, total unrecognized compensation cost related to unvested stock options is not significant.

Restricted Stock

    Restricted stock awards and restricted stock units are periodically granted to key employees, including grants for employment inducements, as well as to members of our Board of Directors. These awards historically have provided for vesting periods of three years. Non-employee director grants vest in full before the first anniversary of the grant. Upon vesting of restricted stock awards, shares are issued to award recipients. Restricted stock units may be settled in cash or shares at vest, as determined by the Compensation Committee or the Non-Executive Award Committee, as applicable. The following is a summary of activity for our outstanding restricted stock for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested restricted stock outstanding at December 31, 2019	3,577	$2.85
Granted	1,958	1.39
Vested	(1,577)	2.87
Canceled/Forfeited	(225)	2.22
Non-vested restricted stock outstanding at December 31, 2020	3,733	2.11

Total compensation cost recognized for restricted stock was $5.1 million, $4.8 million, and $4.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. Total unrecognized compensation cost at December 31, 2020, related to restricted stock is approximately $3.4 million which is expected to be recognized over a weighted-average remaining amortization period of 1.6 years. During the years ended December 31, 2020, 2019, and 2018, the total fair value of shares vested was $4.5 million, $4.0 million and $3.2 million, respectively.

During 2020, 2019, and 2018, we received 130,785, 105,622 and 79,476 shares, respectively, of our common stock related to the vesting of certain employee restricted stock. Such surrendered shares received by us are included in treasury stock. At December 31, 2020, net of options previously exercised pursuant to our various equity compensation plans, we have a maximum of 2,771,052 shares of common stock issuable pursuant to awards previously granted and outstanding and awards authorized to be granted in the future.

401(k) Plan

We have a 401(k) retirement plan (the “Plan”) that covers substantially all employees and entitles them to contribute up to 75% of their annual compensation, subject to maximum limitations imposed by the Internal

Revenue Code. Effective October 1, 2018, enhancements were made to the Plan, including changing the employer match to 50% of each employee’s contribution up to 8%. Participants will be 100% vested in employer match contributions after 3 years of service, instead of after 5 years of service. In addition, we can make discretionary contributions which are allocable to participants in accordance with the Plan. During 2020, we suspended 401(k) matching for our employees due to the COVID pandemic and market conditions. Total expense related to our 401(k) plan was $1.5 million, $5.1 million, and $3.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Deferred Compensation Plan

We provide our officers, directors, and certain key employees with the opportunity to participate in an unfunded, deferred compensation program. There were 16 participants in the program at December 31, 2020. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain our sole property, and we use a portion of the proceeds to purchase life insurance policies on the lives of certain of the participants. The insurance policies, which also remain our sole property, are payable to us upon the death of the insured. We separately contract with the participant to pay to the participant the amount of deferred compensation, as adjusted for gains or losses, invested in participant-selected investment funds. Participants may elect to receive deferrals and earnings at termination, death, or at a specified future date while still employed. Distributions while employed must be at least three years after the deferral election. The program is not qualified under Section 401 of the Internal Revenue Code. At December 31, 2020, the amounts payable under the plan approximated the value of the corresponding assets we owned.
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

Financial Instruments

Mineral Resources Arrangements

The Company receives cash and stock of Standard Lithium (TSXV: SLL) under the terms of its arrangements. Our investment in Standard Lithium is recorded in other assets on our consolidated balance sheets based on the quoted market stock price (a Level 2 fair value measurement). The stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. The unearned income associated with the stock component of this agreement is not significant as of December 31, 2020 or 2019. Changes in the value of stock are recorded in other income (expense) in our consolidated statements of operations.

Warrants

The Warrants are valued by using a Black Scholes option valuation model that includes implied volatility of the trading price (a Level 3 fair value measurement). The fair value of the Warrants liability is increased by, among other factors, increases in our common stock price and increases in the volatility of our common stock price. Changes in the fair value of the Warrants will increase or decrease the associated liability and result in future adjustments to earnings for the associated valuation losses (gains).

Contingent Consideration

    The February 2018 acquisition of SwiftWater resulted in a contingent purchase price consideration that was payable in two tranches based on 2018 and 2019 results. During the year ended December 31, 2019, the sellers received a payment of $10.0 million based on 2018 performance. Changes to the estimated contingent purchase price consideration for performance during 2019 resulted in $1.0 million being credited to other (income) expense, net, during the year ended December 31, 2019. Also during the year ended December 31, 2019, in accordance with the December 2018 purchase of JRGO, the sellers were paid contingent consideration of $1.4 million based on performance during the fourth quarter of 2018. As of December 31, 2019, there were no remaining contingent purchase price consideration liabilities for either acquisition.

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

We entered into, and we may in the future enter into, short-term foreign currency forward derivative contracts with third parties as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. The fair values of foreign currency derivative instruments are based on quoted market values (a Level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of December 31, 2020 and 2019 was insignificant. During the years ended December 31, 2020, 2019, and 2018, we recognized approximately $0.2 million, $1.5 million and $(0.4) million of net (gains) losses, respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program.
A summary of significant recurring fair value measurements by valuation hierarchy as of December 31, 2020 and December 31, 2019, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investment in Standard Lithium	$2,675	—	2,675	—
Warrants liability	(198)	—	—	(198)

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investment in Standard Lithium	$520	$—	$520	$—
Warrants liability	(449)	—	—	(449)

During 2019, our Completion Fluids & Products and Water & Flowback Services Divisions each recorded certain long-lived tangible asset impairments. The Completion Fluids & Products Division recorded an impairment of $91.6 million related to our El Dorado, Arkansas calcium chloride production plant facility assets primarily due to a reduction in the cost of raw materials for certain of our other chemical production plants, following the execution of a long-term raw material supply agreement during the fourth quarter of 2019. Also in 2019, our Water & Flowback Services Division recorded goodwill impairment of $25.8 million.
The fair values used in these impairment calculations were estimated based on discounted estimated future cash flows, including projected future cash flows and/or estimated replacement costs, or a fair value in-exchange assumption, which are based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy. For further discussion, see Note 6 - “Impairments and Other Charges”.

A summary of these nonrecurring fair value measurements during the year ended December 31, 2019, using the fair value hierarchy, is as follows:

		Fair Value Measurements Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Impairment Losses
	(In Thousands)
Completion Fluids & Products production facility	$9,459	$—	$—	$9,459	$91,606
Water & Flowback Services goodwill	$—	—	—	—	25,784
Water & Flowback Services equipment	$—	—	—	—	284
Total	$9,459				$117,674

Other

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and long-term debt pursuant to TETRA's ABL Credit Agreement and Term Credit Agreement approximate their carrying amounts.

NOTE 16 — INCOME TAXES

The income tax provision attributable to continuing operations for the years ended December 31, 2020, 2019, and 2018, consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Current
Federal	$—	$—	$—
State	191	400	360
Foreign	1,598	2,837	3,742
	1,789	3,237	4,102
Deferred
Federal	(175)	(161)	(151)
State	(125)	(395)	(149)
Foreign	269	130	(118)
	(31)	(426)	(418)
Total tax provision	$1,758	$2,811	$3,684

A reconciliation of the provision (benefit) for income taxes attributable to continuing operations, computed by applying the federal statutory rate to income (loss) before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Income tax provision (benefit) computed at statutory federal income tax rates	$(5,268)	$(26,903)	$(552)
State income taxes (net of federal benefit)	(2,124)	(2,388)	(1,345)
Impact of international operations	4,036	672	13,790
Impact of U.S. tax law change	—	—	(2,510)
Valuation allowance	4,598	30,640	(8,115)
Other	516	790	2,416
Total tax provision	$1,758	$2,811	$3,684
Income (loss) before taxes and discontinued operations includes the following components:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Domestic	$(25,929)	$(135,668)	$(8,143)
International	843	7,559	5,515
Total	$(25,086)	$(128,109)	$(2,628)

A reconciliation of the beginning and ending amount of our gross unrecognized tax benefit is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Gross unrecognized tax benefits at beginning of period	$137	$328	$530
Lapse in statute of limitations	(120)	(191)	(202)
Gross unrecognized tax benefits at end of period	$17	$137	$328

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2020, 2019, and 2018, we recognized $(0.2) million, $(0.3) million, and $(0.2) million, respectively, of interest and penalties. As of December 31, 2020 and 2019, we had less than $0.1 million and $0.2 million, respectively, of accrued potential interest and penalties associated with uncertain tax positions. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was less than $0.1 million and $0.4 million as of December 31, 2020 and 2019, respectively. We do not expect a significant change to the unrecognized tax benefits during the next twelve months.

We file tax returns in the U.S. and in various state, local, and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2012
United States – State and Local	2002
Non-U.S. jurisdictions	2011

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of our deferred tax assets. In determining the need for a valuation allowance on our deferred tax assets we placed greater weight on recent and objectively verifiable current information, as compared to more forward-looking information that is used in valuating other assets on the balance sheet. While we have considered taxable income in prior carryback years, future reversals of existing taxable temporary differences, future taxable income, and tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize our net deferred tax assets. Significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
	(In Thousands)
Net operating losses	$104,478	$103,834
Accruals	16,515	20,674
Depreciation and amortization for book in excess of tax expense	12,608	14,262
Investment in Partnership	23,344	—
All other	12,743	16,583
Total deferred tax assets	169,688	155,353
Valuation allowance	(146,678)	(123,808)
Net deferred tax assets	$23,010	$31,545

	December 31,
	2020	2019
	(In Thousands)
Right of use asset	$7,808	$9,091
Depreciation and amortization for tax in excess of book expense	15,402	18,596
All other	1,690	5,635
Total deferred tax liability	24,900	33,322
Net deferred tax liability	$1,890	$1,777

We believe that it is more likely than not we will not realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided. The valuation allowance as of December 31, 2020 and 2019 primarily relates to federal deferred tax assets. The $22.9 million increase in the valuation allowance during the year ended December 31, 2020 was primarily due to the increase in Federal deferred tax assets, the majority of which is related to the sale of our partnership interest in CCLP in January 2021 as discussed in Note 18 - “Subsequent Event.” Entering into the GP Sale in January 2021 resulted in the recognition of temporary deferred assets associated with the outside basis difference of some of our subsidiaries at December 31, 2020. These temporary differences are fully offset by an increase to the valuation allowance.

At December 31, 2020, we had federal, state, and foreign net operating loss carryforwards/carrybacks equal to approximately $80.0 million, $11.4 million, and $13.0 million, respectively. In those countries and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire at various dates from 2021 through 2040. Utilization of the net operating loss and credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.
NOTE 17 — INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

We manage our operations through two divisions: Completion Fluids & Products and Water & Flowback Services. We generally evaluate the performance of and allocate resources to our segments based on profit or loss from their operations before income taxes and nonrecurring charges, return on investment, and other criteria. Transfers between segments and geographic areas are priced at the estimated fair value of the products or services as negotiated between the operating units. “Corporate overhead” includes corporate general and administrative expenses, corporate depreciation and amortization, interest income and expense, and other income and expense.

Summarized financial information concerning the business segments is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$229,809	$258,632	$242,412
Water & Flowback Services Division	2,912	921	1,961
Consolidated	$232,721	$259,553	$244,373

Services
Completion Fluids & Products Division	$12,852	$20,623	$15,002
Water & Flowback Services Division	132,142	281,065	300,727
Consolidated	$144,994	$301,688	$315,729

Interdivision revenues
Completion Fluids & Products Division	$—	$—	$(6)
Water & Flowback Services Division	—	—	384
Interdivision eliminations	—	—	(378)
Consolidated	$—	$—	$—

Total revenues
Completion Fluids & Products Division	$242,661	$279,255	$257,408
Water & Flowback Services Division	135,054	281,986	303,072
Interdivision eliminations	—	—	(378)
Consolidated	$377,715	$561,241	$560,102

Depreciation, amortization, and accretion
Completion Fluids & Products	$7,581	$13,518	$15,345
Water & Flowback Services	29,913	33,410	28,422
Corporate	720	635	658
Consolidated	$38,214	$47,563	$44,425

Interest expense
Completion Fluids & Products	$73	$68	$179
Water & Flowback Services	4	7	5
Corporate	19,249	21,733	19,565
Consolidated interest expense	19,326	$21,808	$19,749
Consolidated interest income	(400)	(552)	(708)
Consolidated interest expense, net	$18,926	$21,256	$19,041

Income (loss) before taxes and discontinued operations
Completion Fluids & Products	$55,334	$(33,969)	$30,623
Water & Flowback Services	(21,850)	(21,173)	28,712
Interdivision eliminations	12	14	11
Corporate(1)	(58,582)	(72,981)	(61,974)
Consolidated	$(25,086)	$(128,109)	$(2,628)
(1)    Amounts reflected include the following general corporate expenses:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
General and administrative expense	$36,201	$51,466	$50,431
Depreciation and amortization	818	631	658
Interest expense, net	20,727	21,977	19,640
Warrants fair value adjustment (income) expense	(251)	(1,624)	(11,128)
Other general corporate (income) expense, net	1,087	531	2,373
Total	$58,582	$72,981	$61,974

	December 31,
	2020	2019
	(In Thousands)
Total assets
Completion Fluids & Products	$218,952	$236,420
Water & Flowback Services	136,511	180,765
Corporate, other and eliminations	67,370	32,038
Assets of discontinued operations	710,006	822,699
Consolidated	$1,132,839	$1,271,922

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Capital expenditures
Completion Fluids & Products	$4,016	$7,140	$5,259
Water & Flowback Services	9,651	24,340	30,175
Corporate	1,023	1,033	809
Discontinued operations (2)	14,696	75,760	105,688
Consolidated	$29,386	$108,273	$141,931
(2)    Amounts presented are net of cost of equipment sold, including $12.7 million during 2020, $6.5 million during 2019 and $10.0 million during 2018 for our former Compression Division.
Summarized financial information concerning the geographic areas of our customers and in which we operate at December 31, 2020, 2019, and 2018, is presented below:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Revenues from external customers
U.S.	$225,835	$411,284	$390,403
Canada and Mexico	1,347	6,616	17,575
South America	11,583	13,188	16,067
Europe	90,303	93,327	91,997
Africa	8,128	16,874	12,039
Middle East, Asia and other	40,519	19,952	32,021
Total	$377,715	$561,241	$560,102
Transfers between geographic areas:
Europe	848	1,802	3,157
Eliminations	(848)	(1,802)	(3,157)
Total revenues	$377,715	$561,241	$560,102

	December 31,
	2020	2019
	(In Thousands)
Identifiable assets
U.S.	$285,765	$338,054
Canada and Mexico	6,452	9,216
South America	10,388	13,632
Europe	85,733	62,684
Africa	9,195	10,812
Middle East, Asia and other	25,300	14,825
Assets of discontinued operations	710,006	822,699
Total identifiable assets	$1,132,839	$1,271,922

During each of the two years ended December 31, 2020 and 2018, no single customer accounted for more than 10% of our consolidated revenues. One customer provided more than 10% of our total consolidated revenues during the year ended December 31, 2019. As of December 31, 2020 and 2019, no receivables from individual customers represented 10% or more of our consolidated trade accounts receivables net of allowance for doubtful accounts.
NOTE 18 — SUBSEQUENT EVENT

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan pursuant to which we sold the general partner of CCLP, including the IDRs and approximately 23.1% of the outstanding limited partner interests in CCLP, in exchange for combination of $13.4 million in cash paid at closing, $0.5 million in cash payable on the six-month anniversary of the closing and $3.1 million in contingent consideration in the form of cash and/or CCLP common units if CCLP achieves certain financial targets on or before December 31, 2022. As a result of these transactions, TETRA will not consolidate CCLP beginning in the first quarter of 2021 and TETRA is expected to report an accounting gain of approximately $125.0 million in the first quarter of 2021. Additionally, our former Compression division, including CCLP’s operations, are now included in discontinued operations. See Note 3 - “Discontinued Operations”. Following the transaction, TETRA owns 5.2 million common units of CCLP. TETRA will also continue to provide back-office support to CCLP under a Transition Services Agreement for a period of time until CCLP has completed a full separation from TETRA’s back-office support functions.