Form 10-Q
period 2021-03-31
TETRA TECHNOLOGIES INC
filed 2021-05-05
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

 As of May 3, 2021, there were 126,587,492 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Product sales	$45,032	$70,215
Services	32,292	62,489
Total revenues	77,324	132,704
Cost of revenues:
Cost of product sales	31,983	45,288
Cost of services	28,631	48,827
Depreciation, amortization, and accretion	8,951	9,552
Insurance recoveries	(110)	—
Total cost of revenues	69,455	103,667
Gross profit	7,869	29,037
General and administrative expense	20,012	20,348
Interest expense, net	4,404	5,292
Warrants fair value adjustment expense (income)	323	(338)
Other (income) expense, net	(5,095)	22
(Loss) income before taxes and discontinued operations	(11,775)	3,713
Provision for income taxes	168	721
(Loss) income before discontinued operations	(11,943)	2,992
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	120,990	(13,368)
Net income (loss)	109,047	(10,376)
Less: (income) loss attributable to noncontrolling interest ($333 income in 2021 and $8,834 loss in 2020 related to discontinued operations)	(333)	8,825
Net income (loss) attributable to TETRA stockholders	$108,714	$(1,551)
Basic net income (loss) per common share:
(Loss) income from continuing operations attributable to TETRA stockholders	$(0.10)	$0.02
Income (loss) from discontinued operations attributable to TETRA stockholders	0.96	(0.03)
Net income (loss) attributable to TETRA stockholders	$0.86	$(0.01)
Average shares outstanding	126,149	125,587
Diluted net income (loss) per common share:
(Loss) income from continuing operations attributable to TETRA stockholders	$(0.10)	$0.02
Income (loss) from discontinued operations attributable to TETRA stockholders	0.96	(0.03)
Net income (loss) attributable to TETRA stockholders	$0.86	$(0.01)
Average diluted shares outstanding	126,149	125,597

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$109,047	$(10,376)
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2021 and 2020	(2,779)	(6,467)
Comprehensive income (loss)	106,268	(16,843)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(333)	9,054
Comprehensive income (loss) attributable to TETRA stockholders	$105,935	$(7,789)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,163	$67,252
Restricted cash	65	65
Trade accounts receivable, net of allowances of $6,840 in 2021 and $6,824 in 2020	62,408	64,078
Inventories	74,460	76,658
Assets of discontinued operations	—	710,006
Prepaid expenses and other current assets	14,296	13,487
Total current assets	205,392	931,546
Property, plant, and equipment:
Land and building	26,443	26,506
Machinery and equipment	362,564	365,296
Automobiles and trucks	17,982	18,446
Chemical plants	61,605	62,714
Construction in progress	955	1,526
Total property, plant, and equipment	469,549	474,488
Less accumulated depreciation	(376,994)	(377,632)
Net property, plant, and equipment	92,555	96,856
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $67,279 in 2021 and $66,078 in 2020	40,340	41,487
Deferred tax assets, net	89	52
Operating lease right-of-use assets	41,293	43,448
Investments	13,320	2,675
Other assets	14,189	16,775
Total other assets	109,231	104,437
Total assets	$407,178	$1,132,839

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$29,057	$22,573
Unearned income	1,202	2,675
Accrued liabilities and other	43,064	38,791
Liabilities of discontinued operations	1,746	734,039
Current portion of long-term debt	8,157	—
Total current liabilities	83,226	798,078
Long-term debt, net	163,003	199,894
Deferred income taxes	1,847	1,942
Asset retirement obligations	12,620	12,484
Warrants liability	521	198
Operating lease liabilities	35,608	37,569
Other liabilities	7,886	11,612
Total long-term liabilities	221,485	263,699
Commitments and contingencies
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at March 31, 2021 and December 31, 2020; 129,538,442 shares issued at March 31, 2021 and 128,930,047 shares issued at December 31, 2020	1,295	1,289
Additional paid-in capital	472,522	472,134
Treasury stock, at cost; 3,131,428 shares held at March 31, 2021, and 2,953,976 shares held at December 31, 2020	(19,933)	(19,484)
Accumulated other comprehensive (loss)	(45,525)	(49,914)
Retained deficit	(304,951)	(413,665)
Total TETRA stockholders’ equity	103,408	(9,640)
Noncontrolling interests	(941)	80,702
Total equity	102,467	71,062
Total liabilities and equity	$407,178	$1,132,839

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2020	$1,289	$472,134	$(19,484)	$(49,914)	$(413,665)	$80,702	$71,062
Net income for first quarter 2021	—	—	—	—	108,714	333	109,047
Translation adjustment, net of taxes of $0	—	—	—	(2,779)	—	—	(2,779)
Comprehensive income							106,268
Deconsolidation of CSI Compressco	—	—	—	7,168	—	(82,775)	(75,607)
Equity award activity	6	—	—	—	—	—	6
Treasury stock activity, net	—	—	(449)	—	—	—	(449)
Equity compensation expense	—	962	—	—	—	580	1,542
Other	—	(574)	—	—	—	219	(355)
Balance at March 31, 2021	$1,295	$472,522	$(19,933)	$(45,525)	$(304,951)	$(941)	$102,467

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2019	$1,283	$466,959	$(19,164)	$(52,183)	$(362,522)	$128,453	$162,826
Net loss for first quarter 2020	—	—	—	—	(1,551)	(8,825)	(10,376)
Translation adjustment, net of taxes of $0	—	—	—	(6,238)	—	(229)	(6,467)
Comprehensive loss							(16,843)
Distributions to public unitholders	—	—	—	—	—	(309)	(309)
Equity award activity	4	—	—	—	—	—	4
Treasury stock activity, net	—	—	(89)	—	—	—	(89)
Equity compensation expense	—	1,145	—	—	—	228	1,373
Other	—	(16)	—	—	—	(15)	(31)
Balance at March 31, 2020	$1,287	$468,088	$(19,253)	$(58,421)	$(364,073)	$119,303	$146,931

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$109,047	$(10,376)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	8,981	29,460
Gain on GP Sale	(120,574)	—
Impairment and other charges	—	5,371
Gain on retained CSI Compressco units and Standard Lithium shares	(3,992)	—
Equity-based compensation expense	2,478	784
Amortization and expense of financing costs and deferred financing gains	728	569
Debt-related expenses	93	—
Warrants fair value adjustment	323	(337)
Gain on sale of assets	(255)	(833)
Other non-cash charges	14	1,435
Changes in operating assets and liabilities:
Accounts receivable	1,501	3,601
Inventories	498	(12,414)
Prepaid expenses and other current assets	(1,060)	(2,442)
Trade accounts payable and accrued expenses	8,521	8,742
Other	(478)	(1,384)
Net cash provided by operating activities	5,825	22,176
Investing activities:
Purchases of property, plant, and equipment, net	(6,761)	(12,390)
Proceeds from sale of CCLP, net of cash divested	18	—
Proceeds on sale of property, plant, and equipment	561	1,425
Insurance recoveries associated with damaged equipment	110	—
Other investing activities	1,771	350
Net cash used in investing activities	(4,301)	(10,615)
Financing activities:
Proceeds from long-term debt	160	56,512
Principal payments on long-term debt	(29,500)	(54,511)
CSI Compressco distributions	—	(309)
Tax remittances on equity based compensation	—	(319)
Repurchase of common stock	(449)	—
Debt issuance costs and other financing activities	(98)	(235)
Net cash provided by (used in) financing activities	(29,887)	1,138
Effect of exchange rate changes on cash	(1,303)	(940)
(Decrease) increase in cash and cash equivalents	(29,666)	11,759
Cash and cash equivalents and restricted cash at beginning of period	83,894	17,768
Cash and cash equivalents at beginning of period associated with discontinued operations	16,577	2,370
Cash and cash equivalents and restricted cash at beginning of period associated with continuing operations	67,317	15,398
Cash and cash equivalents and restricted cash at end of period	54,228	29,527
Cash and cash equivalents at end of period associated with discontinued operations	—	7,416
Cash and cash equivalents and restricted cash at end of period associated with continuing operations	$54,228	$22,111
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

We are a geographically diversified oil and gas services company, focused on completion fluids and associated products and services, water management, frac flowback and production well testing. We were incorporated in Delaware in 1981. We are composed of two divisions – Completion Fluids & Products and Water & Flowback Services. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended March 31, 2021 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2021.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (“SEC”) and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2020 and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 5, 2021.

Significant Accounting Policies

    Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the first quarter of 2021.

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

Reclassifications

    Certain previously reported financial information has been reclassified to conform to the current year's presentation. For a discussion of the reclassification of the financial presentation of our former Compression Division as discontinued operations, see Note 2 - “Discontinued Operations”. Other than the discontinued operations presentation, the impact of reclassifications was not significant to the prior year's overall presentation. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.

Impairments and Other Charges

Impairments of long-lived assets, including identified intangible assets, are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgment as to the future undiscounted operating cash flows to be generated from the relevant assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related assets, an impairment is recognized for the excess of the carrying value over fair value. Fair value of intangible assets is generally determined using the discounted present value of future cash flows using discount rates commensurate with the risks inherent with the specific assets. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs. There were no impairments associated with continuing operations during the three months ended March 31, 2021 or 2020.

Foreign Currency Translation

    We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, and certain of our operations in Mexico, respectively. The United States dollar is the designated functional currency for all of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(0.6) million and $0.2 million during the three months ended March 31, 2021 and March 31, 2020, respectively.

Fair Value Measurements

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized on a recurring basis in the determination of the carrying values of certain assets, including our interest in Standard Lithium Ltd. (“Standard Lithium”) and our retained interest in CSI Compressco and liabilities, including the liabilities for the warrants to purchase 11.2 million shares of our common stock (the “Warrants”). See Note 9 - “Fair Value Measurements” for further discussion.

Fair value measurements are also utilized on a nonrecurring basis in certain circumstances, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a Level 3 fair value measurement), the initial recording of our asset retirement obligations, and for the impairment of long-lived assets (a Level 3 fair value measurement).

Supplemental Cash Flow Information

Supplemental cash flow information from continuing and discontinued operations is as follows:

Three Months Ended March 31,
2021	2020

	(in thousands)
Supplemental cash flow information(1):
Interest paid	$3,973	$15,421
Income taxes paid	252	1,479
Decrease in accrued capital expenditures	1,051	1,489
(1) Prior-year information includes the activity for CSI Compressco for the full period. Current-year information includes activity for CSI Compressco for January only.

New Accounting Pronouncements
Standards adopted in 2021

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions related to intraperiod tax allocation, interim period income tax calculation methodology, and the recognition of deferred tax liabilities for outside basis differences. It also simplifies certain aspects of accounting for franchise taxes and clarifies the accounting for transactions that results in a step-up in the tax basis of goodwill. On January 1, 2021, we adopted ASU 2019-12. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

    In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. As of March 31, 2021, we have not modified our credit agreements to remove references to LIBOR. We are currently evaluating the impacts of the provisions of ASU 2020-04 on our consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

    On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan Energy Partners, LP (“Spartan”) pursuant to which we sold the general partner of CSI Compressco, including the IDRs in CSI Compressco and approximately 23.1% of the outstanding limited partner interests in CSI Compressco, in exchange for the combination of $13.4 million in cash paid at closing, $0.5 million in cash payable on the six-month anniversary of the closing and $3.1 million in contingent consideration in the form of cash and/or CSI Compressco common units if CSI Compressco achieves certain financial targets on or before December 31, 2022. Throughout this Quarterly Report, we refer to the transaction with Spartan as the “GP Sale.” As a result of these transactions, we no longer consolidate CSI Compressco as of January 29, 2021. We recognized a primarily non-cash accounting gain of $120.6 million during the first quarter of 2021 related to the GP Sale. The gain is included in income (loss) from discontinued operations, net of taxes in our consolidated statement of operations. We will also continue to provide back-office support to CSI Compressco under a Transition Services Agreement for up to one year until CSI Compressco has completed a full separation from our back-office support functions.

Our interest in CSI Compressco and the general partner represented substantially all of our Compression Division. In addition, on March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division, consisting of our Offshore Services and Maritech segments. Our former Compression and Offshore Divisions are reported as discontinued operations for all periods presented. Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of comprehensive income, statements of equity and statements of cash flows combine continuing and discontinued operations. Our current-year consolidated statement of operations, statement of comprehensive income, statement of equity and statement of cash flows include CSI Compressco activity for January 1 through January 29. Our consolidated statements of cash flows for the three-month periods ended March 31, 2021 and March 31, 2020 included $3.0 million and $6.5 million, respectively, of capital expenditures related to our former Compression division, as well as amortization of deferred financing discounts, costs and gains of $0.7 million for the three-month period ended March 31, 2020. Our current-year results do not include CSI Compressco depreciation or amortization as the assets were considered held for sale. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands)

	Three Months Ended March 31, 2021
	Compression	Offshore Services	Total
Major classes of line items constituting income from discontinued operations
Revenue	$18,968	$—	$18,968
Cost of revenues	11,474	28	11,502
General and administrative expense	2,795	(5)	2,790
Interest expense, net	4,336	—	4,336
Other expense, net	(106)	—	(106)
Pretax income (loss) from discontinued operations	469	(23)	446
Pretax gain on disposal of discontinued operations			120,574
Total pretax income from discontinued operations			121,020
Income tax provision			30
Total income from discontinued operations			$120,990
Income from discontinued operations attributable to noncontrolling interest			$(333)
Income from discontinued operations attributable to TETRA stockholders			$120,657

	Three Months Ended March 31, 2020
	Compression	Offshore Services	Total
Major classes of line items constituting loss from discontinued operations
Revenue	$90,238	$—	$90,238
Cost of revenues	54,579	(60)	54,519
Depreciation, amortization, and accretion	19,908	—	19,908
Impairments and other charges	5,371	—	5,371
General and administrative expense	10,189	205	10,394
Interest expense, net	12,564	—	12,564
Other expense, net	417	—	417
Pretax (loss) from discontinued operations	(12,790)	(145)	(12,935)
Income tax provision			433
Total loss from discontinued operations			$(13,368)
Loss from discontinued operations attributable to noncontrolling interest			$8,834
Loss from discontinued operations attributable to TETRA stockholders			$(4,534)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	March 31, 2021
	Offshore Services	Maritech	Total
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$1,222	$—	$1,222
Accrued liabilities and other	296	228	524
Total liabilities associated with discontinued operations	$1,518	$228	$1,746

	December 31, 2020
	Compression	Offshore Services	Maritech	Total
Carrying amounts of major classes of assets included as part of discontinued operations
Cash and cash equivalents	$16,577	$—	$—	$16,577
Trade receivables	43,837	—	—	43,837
Inventories	31,220	—	—	31,220
Other current assets	5,231	—	—	5,231
Property, plant, and equipment	551,401	—	—	551,401
Other assets	61,740	—	—	61,740
Total assets associated with discontinued operations	$710,006	$—	$—	$710,006

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$19,766	$1,222	$—	$20,988
Unearned Income	269	—	—	269
Accrued liabilities and other	36,318	352	228	36,898
Long-term debt, net	638,631	—	—	638,631
Other liabilities	37,253	—	—	37,253
Total liabilities associated with discontinued operations	$732,237	$1,574	$228	$734,039

See Note 8 - “Commitments and Contingencies” for further discussion of contingencies associated with discontinued operations.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our contract asset balances, primarily associated with customer documentation requirements, were $16.9 million and $12.8 million as of March 31, 2021 and December 31, 2020, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

    Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $1.2 million and $2.7 million as of March 31, 2021 and December 31, 2020, respectively, and vary based on the timing of invoicing and performance obligations being met. Revenues recognized during the three-month periods ended March 31, 2021 and March 31, 2020 deferred as of the end of the preceding year were not significant. During the three-month periods ended March 31, 2021 and March 31, 2020, contract costs were not significant.

    We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 11. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Completion Fluids & Products
United States	$24,597	$37,958
International	21,925	37,279
	46,522	75,237
Water & Flowback Services
United States	28,931	54,384
International	1,871	3,083
	30,802	57,467
Total Revenue
United States	53,528	92,342
International	23,796	40,362
	$77,324	$132,704
NOTE 4 – INVENTORIES

Components of inventories as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
	(In Thousands)
Finished goods	$64,484	$68,121
Raw materials	3,288	2,910
Parts and supplies	5,018	4,001
Work in progress	1,670	1,626
Total inventories	$74,460	$76,658

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.
NOTE 5 – LEASES

    We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. We have finance leases for certain storage tanks and equipment rentals. These finance leases are not material to our financial statements. Our leases have remaining lease terms ranging up to 13 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. The office space, warehouse space, operating location leases, and machinery and equipment leases generally require us to pay all maintenance and insurance costs. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Variable rent expense was not material.

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

    Components of lease expense, included in either cost of revenues or general and administrative expense based on the use of the underlying asset, are as follows (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less):

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Operating lease expense	$3,241	$3,704
Short-term lease expense	6,457	9,010
Total lease expense	$9,698	$12,714

Supplemental cash flow information:

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$3,296	$3,745

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,017	$4,218

Supplemental balance sheet information:

	March 31, 2021	December 31, 2020
	(In Thousands)
Operating leases:
Operating lease right-of-use assets	$41,293	$43,448

Accrued liabilities and other	$8,507	$8,795
Operating lease liabilities	35,608	37,569
Total operating lease liabilities	$44,115	$46,364

Additional operating lease information:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	6.6 years	6.8 years

Weighted average discount rate:
Operating leases	9.64%	9.62%

    Future minimum lease payments by year and in the aggregate, under non-cancellable operating leases with terms in excess of one year consist of the following at March 31, 2021:

Operating Leases
(In Thousands)

Remainder of 2021	$9,393
2022	10,827
2023	8,784
2024	7,299
2025	5,419
Thereafter	18,474
Total lease payments	60,196
Less imputed interest	(16,081)
Total lease liabilities	$44,115

    At March 31, 2021, future minimum rental receipts under a non-cancellable sublease for office space in one of our locations totaled $5.2 million. For the three months ended March 31, 2021, we recognized sublease income of $0.3 million.
NOTE 6 – INVESTMENTS
Following the closing of the GP Sale, we continue to own approximately 10.9% of the outstanding CSI Compressco common units. In addition, we are party to agreements in which Standard Lithium has the right to explore, produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium (TSXV: SLL) under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. See Note 9 - “Fair Value Measurements” for further information.
Our investments as of March 31, 2021 and December 31, 2020, consist of the following:

	March 31, 2021	December 31, 2020
	(In Thousands)
Investment in CSI Compressco	$9,533	$—
Investment in Standard Lithium	3,787	2,675
Total Investments	13,320	2,675
NOTE 7 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of March 31, 2021 and December 31, 2020, consists of the following:

	Scheduled Maturity	March 31, 2021	December 31, 2020
		(In Thousands)
TETRA
Asset-based credit agreement	September 10, 2023	$—	$—
Term credit agreement (1)	September 10, 2025	171,160	199,894
Total long-term debt		$171,160	$199,894
(1) Net of unamortized discount of $5.3 million and $5.5 million as of March 31, 2021 and December 31, 2020, respectively, and net of unamortized deferred financing costs of $7.8 million and $8.2 million as of March 31, 2021 and December 31, 2020, respectively.

    As of March 31, 2021, we had no outstanding balance and $6.9 million in letters of credit against our asset-based credit agreement (“ABL Credit Agreement”). Because there was no outstanding balance on this ABL Credit Agreement, associated deferred financing costs of $0.9 million as of March 31, 2021, were classified as other long-term assets on the accompanying consolidated balance sheet. As of March 31, 2021, subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had an availability of $26.9 million under this agreement.

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of March 31, 2021, we are in compliance with all covenants under the credit agreements. Our term credit agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the term credit agreement) following the conclusion of each calendar year. Within five business days of filing our Annual Report Form 10-K for the year ending December 31, 2021, the minimum amount we will be required to offer to prepay pursuant to this obligation is $8.2 million, which is reported as a current liability in our consolidated balance sheet
NOTE 8 – COMMITMENTS AND CONTINGENCIES

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
NOTE 9 – FAIR VALUE MEASUREMENTS

Financial Instruments

Investments

Our retained investment in CSI Compressco and our investment in Standard Lithium are recorded based on the quoted market stock price in active markets (a Level 1 fair value measurement). The stock component of consideration received for our arrangement with Standard Lithium is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. The unearned income associated with the stock component of this agreement is not significant as of March 31, 2021 or December 31, 2020. Changes in the value of stock are recorded in other income (expense) in our consolidated statements of operations

Warrants

The Warrants are valued using a Black Scholes option valuation model that includes implied volatility of the trading price (a Level 3 fair value measurement).

Recurring and nonrecurring fair value measurements by valuation hierarchy as of March 31, 2021 and December 31, 2020, are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investment in CSI Compressco	$9,533	$9,533	$—	$—
Investment in Standard Lithium	3,787	3,787	—	—
Warrants liability	(521)	—	—	(521)
Net asset	$12,799

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investment in Standard Lithium	$2,675	$2,675	—	$—
Warrants liability	(198)	—	—	(198)
Net asset	$2,477

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and long-term debt pursuant to TETRA’s ABL Credit Agreement and term credit agreement approximate their carrying amounts. See Note 7 - “Long-Term Debt and Other Borrowings” for further discussion.
NOTE 10 – NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Number of weighted average common shares outstanding	126,149	125,587
Assumed exercise of equity awards and warrants	—	10
Average diluted shares outstanding	126,149	125,597

For the three-month period ended March 31, 2021, the average diluted shares outstanding excludes the impact of 1,727 outstanding equity awards and warrants, as the inclusion of these shares would have been anti-dilutive due to the net loss from continuing operations recorded during the period.

NOTE 11 – INDUSTRY SEGMENTS

We manage our operations through two Divisions: Completion Fluids & Products and Water & Flowback Services.

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$45,019	$70,190
Water & Flowback Services Division	13	25
Consolidated	$45,032	$70,215

Services
Completion Fluids & Products Division	$1,503	$5,047
Water & Flowback Services Division	30,789	57,442
Consolidated	$32,292	$62,489

Total revenues
Completion Fluids & Products Division	$46,522	$75,237
Water & Flowback Services Division	30,802	57,467
Consolidated	$77,324	$132,704

Income (loss) before taxes
Completion Fluids & Products Division	$9,010	$19,396
Water & Flowback Services Division	(5,480)	(2,244)
Interdivision eliminations	3	5
Corporate Overhead(1)	(15,308)	(13,444)
Consolidated	$(11,775)	$3,713
(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
General and administrative expense	$13,020	$8,081
Depreciation and amortization	169	197
Interest expense	5,064	5,455
Warrants fair value adjustment (income) expense	323	(338)
Other general corporate income, net	(3,268)	49
Total	$15,308	$13,444

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021 (“2020 Annual Report”). This discussion includes forward-looking statements that involve certain risks and uncertainties.
Business Overview
We are a geographically diversified oil and gas services company, focused on completion fluids and associated products and services, comprehensive water management, frac flowback and production well testing. We operate through two reporting segments organized into two Divisions - Completion Fluids & Products and Water & Flowback Services. In January, we announced our commitment to pursue low carbon energy initiatives that would leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium resources and technologies, and our leading calcium chloride production capabilities.
The first quarter of 2020 reflects the last full quarter before the COVID-19 pandemic. After declining to historic lows during 2020 due to depressed oil prices resulting from Russia and Saudi Arabia’s price war and the COVID-19 pandemic, toward the end of the year activity levels in the North America onshore business began to recover. This trend of increasing activity continued through the first quarter of 2021 as oil prices crossed $50 per barrel in early January, reached $60 per barrel in mid-February and remained in that range for the remainder of the quarter. Although activity continued to trend upward, historic cold temperatures during February temporarily caused a complete shutdown to activity in several southern states, which significantly impacted our onshore business.
Our Completion Fluids and Products business saw lower fluids sales in the North Sea and Middle East, while in the Gulf of Mexico, some planned customer completion activities were deferred to the second quarter. However, despite lower offshore activity levels, revenue increased sequentially from the fourth quarter, primarily driven by increased calcium chloride sales due to winter weather and improving oil and gas demand. Our supply chain strengths and diversification helped to mitigate the impacts of the weather on product manufacturing and sales. Early signs of a potential global economic recovery emerged in January, driven by the rollout of COVID-19 vaccines, and continued fiscal stimulus policies. These factors should further improve the oil demand outlook which, together with continued discipline from United States operators is expected to provide support for oil and gas prices and increasing offshore activity both in the Gulf of Mexico and Internationally during the second and third quarters.
As activity levels increase and the recovery progresses, we are continuing to tightly manage our cost structure. Most of the cost reduction initiatives executed in response to unprecedented industry conditions last year remain in effect as of the end of the first quarter.
On January 29, 2021 as previously announced in our 2020 Annual Report, we closed the sale of the general partner of CSI Compressco, including incentive distribution rights (“IDRs”) in CSI Compressco and approximately 23.1% of the outstanding limited partner interests in CSI Compressco, referred to as the “GP Sale.” We recorded a book gain of $120.6 million during the first quarter of 2021 in connection with the GP Sale. This gain, most of which was non-cash, was a function of CSI Compressco having a negative carrying value within our consolidated balance sheet due to our share of cumulative losses and distributions. We have reflected the operations of our former Compression Division as discontinued operations for all periods presented. Following the closing of the transaction, we continue to own approximately 10.9% of the outstanding CSI Compressco common units. See Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information.
During the quarter, we used proceeds from the GP sale and available cash on hand to pay down $29.3 million on our term loan, which matures in September 2025.

Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this report.

Three months ended March 31, 2021 compared with three months ended March 31, 2020.

Consolidated Comparisons

	Three Months Ended March 31,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$77,324	$132,704	$(55,380)	(41.7)%
Gross profit	7,869	29,037	(21,168)	(72.9)%
Gross profit as a percentage of revenue	10.2%	21.9%
General and administrative expense	20,012	20,348	(336)	(1.7)%
General and administrative expense as a percentage of revenue	25.9%	15.3%
Interest expense, net	4,404	5,292	(888)	(16.8)%
Warrants fair value adjustment expense	323	(338)	661	(195.6)%
Other (income) expense, net	(5,095)	22	(5,117)	NM(1)
(Loss) income before taxes and discontinued operations	(11,775)	3,713	(15,488)	(417.1)%
Loss before taxes and discontinued operations as a percentage of revenue	(15.2)%	2.8%
Provision for income taxes	168	721	(553)	(76.7)%
(Loss) income before discontinued operations	(11,943)	2,992	(14,935)	(499.2)%
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	120,990	(13,368)	134,358	NM
Net income (loss)	109,047	(10,376)	119,423	NM
(Income) loss attributable to noncontrolling interest	(333)	8,825	(9,158)	(103.8)%
Net income (loss) attributable to TETRA stockholders	$108,714	$(1,551)	$110,265	NM
 (1) Percent change is not meaningful

Consolidated revenues and gross profit during the current year quarter decreased compared to the prior year quarter for both the Completion Fluids and Products and Water & Flowback Services divisions due to the ongoing COVID-19 pandemic and associated decreases in oil demand and oilfield services activity. Gross profit as a percentage of revenue declined primarily due to a combination of product mix, as well as fixed costs including rent, depreciation and amortization, which do not vary with revenue. In addition, our revenues were significantly impacted by historic cold weather during February, which temporarily shut down operations in several southern states. See Divisional Comparisons section below for additional discussion.

Consolidated general and administrative expenses for the current year quarter include $3.4 million of additional expense related to the effect of significant stock price appreciation on certain long-term incentive compensation awards, as well as $1.7 million of higher professional fees, primarily related to the GP Sale. Despite the impact of these additional expenses, consolidated general and administrative costs decreased during the current year quarter compared to the prior year quarter due to the cost reduction actions taken during the last twelve months, as well as a lower provision for bad debt expense of $1.0 million and decreased general expenses of $0.6 million.

Consolidated other (income) expense, net, was $5.1 million of other income during the current year quarter compared to $0.02 million of other expense during the prior year quarter. The increase in other income in the current year period was primarily due to $4.0 million related to unit and stock price appreciation of our investments in CSI Compressco and Standard Lithium. In addition, other (income) expense, net, includes foreign currency gains of $0.9 million in the current year quarter compared to foreign currency losses of $0.2 million in the prior year quarter. These increases in other income were partially offset by a decrease of $0.6 million in gains associated with the sale of assets.

Our consolidated provision for income taxes during the three-month period ended March 31, 2021 is attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three-month period ended March 31, 2021 of negative 1.4% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Income from discontinued operations, net of taxes, was $121.0 million compared to a loss of $13.4 million for the prior year quarter. The current year income includes a $120.6 million primarily non-cash accounting gain from the deconsolidation of CSI Compressco. This gain is offset by a $0.01 million tax provision after taking into consideration utilization of net operating loss and credit carryforwards. The results of CSI Compressco were consolidated through transaction close on January 29, 2021. Our current-year results do not include CSI Compressco depreciation or amortization as the assets were considered held for sale.

Our income (loss) attributable to noncontrolling interest improved from an $8.8 million loss in the prior year quarter to $0.3 million of income for the first 29 days of January primarily due to the GP Sale in January 2021, and no depreciation or amortization recognized by TETRA for CSI Compressco in the current year.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended March 31,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$46,522	$75,237	$(28,715)	(38.2)%
Gross profit	11,650	25,964	(14,314)	(55.1)%
Gross profit as a percentage of revenue	25.0%	34.5%
General and administrative expense	4,306	5,934	(1,628)	(27.4)%
General and administrative expense as a percentage of revenue	9.3%	7.9%
Interest income, net	(138)	(154)	16	(10.4)%
Other (income) expense, net	(1,528)	788	(2,316)	(293.9)%
Income before taxes	$9,010	$19,396	$(10,386)	(53.5)%
Income before taxes as a percentage of revenue	19.4%	25.8%

The decrease in Completion Fluids & Products Division revenues during the current year quarter compared to the prior year quarter was primarily due to lower activity in the North Sea and deferral of activity in the Gulf of Mexico as several projects were delayed into future quarters. In addition, the prior year quarter benefited from a large international order.

Completion Fluids & Products Division gross profit during the current year quarter decreased compared to the prior year quarter due to lower revenue and product mix. Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, market demand for our products and services, drilling and completions activity and commodity prices.

The Completion Fluids & Products Division reported a decrease in pretax earnings compared to the prior year period primarily due to the substantial reduction in gross profit described above. General and administrative expense levels decreased compared to the prior year quarter mainly due to decreased wage and benefit related expenses of $1.3 million and a decrease in general expenses of $0.3 million. Other (income) expense, net changed from $0.8 million expense in the prior year quarter to $1.5 million of income in the current year quarter. The increase in other income was primarily due to $1.3 million from our investment in Standard Lithium, most of which was represented by an increase in the Standard Lithium stock price. In addition, foreign currency losses were $1.0 million lower in the current year quarter compared to the prior year quarter.

Water & Flowback Services Division

	Three Months Ended March 31,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$30,802	$57,467	$(26,665)	(46.4)%
Gross profit (loss)	(3,615)	3,267	(6,882)	(210.7)%
Gross profit (loss) as a percentage of revenue	(11.7)%	5.7%
General and administrative expense	2,686	6,334	(3,648)	(57.6)%
General and administrative expense as a percentage of revenue	8.7%	11.0%
Interest income, net	(522)	(9)	(513)	NM
Other income, net	(299)	(814)	515	(63.3)%
Income (loss) before taxes	$(5,480)	$(2,244)	$(3,236)	144.2%
Income (loss) before taxes as a percentage of revenue	(17.8)%	(3.9)%

Although customer activity levels continued to increase from recent lows in response to an improving commodity price environment, they remained well below the level of a year ago and therefore Water & Flowback Services Division revenues decreased significantly compared to the prior year quarter. Additionally, the current year quarter was negatively impacted by severe weather that caused extended shut downs in certain locations.

The Water & Flowback Services Division reported a gross loss during the current year quarter compared to the prior year quarter gross profit primarily due to lower revenues resulting from the decreased activity levels described above. In addition, we incurred start-up costs associated with a ramp up in activity levels.

The Water & Flowback Services Division reported an increase in pretax loss compared to the prior year period primarily due to the reduction in gross profit described above, partially offset by a decrease in general and administrative expense. General and administrative expense levels decreased compared to the prior year quarter primarily due to decreased salary and benefit related expenses of $2.3 million and a decrease in bad debt expense of $1.0 million.

Corporate Overhead

	Three Months Ended March 31,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Depreciation and amortization	$169	$194	$(25)	(12.9)%
General and administrative expense	13,020	8,080	4,940	61.1%
Interest expense, net	5,064	5,455	(391)	(7.2)%
Warrants fair value adjustment (income) expense	323	(338)	661	(195.6)%
Other (income) expense, net	(3,268)	48	(3,316)	NM
Loss before taxes	$(15,308)	$(13,439)	$(1,869)	(13.9)%

Corporate Overhead pretax loss increased during the current year quarter compared to the prior year due to higher general and administrative expense, partially offset by higher other income.

General and administrative expense increased primarily due to higher salary and employee expenses of $3.2 million. Although base salary expense was lower, significant appreciation in our stock price during the quarter resulted in $3.4 million of additional expense related to certain long-term incentive compensation awards. General and administrative expense was also higher due to increased professional fees of $1.9 million, primarily related to the GP Sale.

Corporate other (income) expense, net changed from $0.05 million expense in the prior year quarter to $3.3 million income in the current year quarter. This change was primarily due to a $2.9 million increase in the market value of the CSI Compressco units we continue to own following the closing of the GP Sale.
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

 The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31, 2021
	Net Income (Loss), as reported	Tax Provision	Income (Loss) Before Tax, as Reported	Impairments & Special Charges	Adjusted Income (Loss) Before Tax	Interest Expense, Net	Adjusted Depreciation & Amortization	Adjusted Equity Comp. Expense	Adjusted EBITDA
	(In Thousands)
Completion Fluids & Products Division			$9,010	$462	$9,472	$(138)	$1,705	$—	$11,039
Water & Flowback Services Division			(5,480)	—	(5,480)	(522)	6,899	—	897
Eliminations and other			3	—	3	—	(3)	—	—
Subtotal			3,533	462	3,995	(660)	8,601	—	11,936
Corporate G&A			(13,020)	5,835	(7,185)	—	—	962	(6,223)
Other			(2,288)	323	(1,965)	5,064	169	—	3,268
TETRA excluding Discontinued Operations	$(11,943)	$168	$(11,775)	$6,620	$(5,155)	$4,404	$8,770	$962	$8,981

	Three Months Ended
	March 31, 2020
	Net Income (Loss), as reported	Tax Provision	Income (Loss) Before Tax, as Reported	Impairments & Special Charges	Adjusted Income (Loss) Before Tax	Interest Expense, Net	Depreciation & Amortization	Equity Comp. Expense	Adjusted EBITDA
	(In Thousands)
Completion Fluids & Products Division			$19,396	$450	$19,846	$(154)	$1,934	$—	$21,626
Water & Flowback Services Division			(2,244)	1,607	(637)	(9)	7,425	—	6,779
Eliminations and other			5	—	5	—	(4)	—	1
Subtotal			17,157	2,057	19,214	(163)	9,355	—	28,406
Corporate G&A			(8,081)	411	(7,670)	—	—	1,145	(6,525)
Other			(5,363)	(338)	(5,701)	5,455	197	—	(49)
TETRA excluding Discontinued Operations	$2,992	$721	$3,713	$2,130	$5,843	$5,292	$9,552	$1,145	$21,832

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
Liquidity and Capital Resources

    We believe that our capital structure allows us to meet our financial obligations despite current uncertain operating conditions and financial markets. Our liquidity at the end of first quarter was $81.1 million. Liquidity is defined as unrestricted cash plus availability under the revolving credit facility. Information about the terms and covenants of our debt agreements can be found in our 2020 Annual Report and in Note 7 - Long Term Debt and Other Borrowings.

As of March 31, 2021, subject to compliance with the covenants, borrowing base requirements, and other provisions of the agreement that may limit borrowings, we had $26.9 million of availability under the ABL Credit Agreement. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable and certain inventory. Decreases in the amount of our accounts receivable and the value of our inventory would result in reduced borrowing availability under the ABL Credit Agreement.

    Our consolidated sources and uses of cash, including cash activity from our former Compression Division, during the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Operating activities	$5,825	$22,176
Investing activities	(4,301)	(10,615)
Financing activities	(29,887)	1,138

Operating Activities

Consolidated cash flows provided by operating activities decreased $16.4 million compared to the first three months of 2020. Current year cash flows provided by operating activities include $0.9 million generated by CSI Compressco in January prior to closing of the GP Sale, compared to $13.4 million during the three-month period ending March 31, 2020. Operating cash flows decreased primarily due to including the results of CSI Compressco for one month during the current year compared to three months during the prior year, as well as a decrease in revenue, partially offset by the effect of working capital movements, particularly related to management of inventory levels. We continue to monitor customer credit risk in the current environment and focus on serving larger capitalized oil and gas operators and national oil companies.

Investing Activities

Total cash capital expenditures during the first three months of 2021 were $6.8 million as we adjusted to current market conditions. Our Water & Flowback Services Division spent $3.4 million on capital expenditures, primarily to maintain, automate and upgrade its water management and flowback equipment fleet. Our Completion Fluids & Products Division spent $0.3 million on capital expenditures. Our former Compression Division spent $3.0 million in January of 2021 primarily to maintain its compression fleet.

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

Financing Activities

As a result of TETRA’s strong cash flow from operations in 2020 and the proceeds from the GP Sale, during the first quarter of 2021, we repaid $29.3 million on our term credit agreement. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

Long-Term Debt

Asset-Based Credit Agreement. The ABL Credit Agreement provides for a senior secured revolving credit facility of up to $100.0 million, subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit and a swingline loan sublimit of $10.0 million. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement. Availability under our ABL Credit Agreement has reduced compared to the prior year quarter due to our customers’ reduced activity levels. The ABL Credit Agreement is scheduled to mature on

September 10, 2023. As of April 30, 2021, we have no amounts outstanding under our ABL Credit Agreement and $6.9 million in letters of credit.

    Term Credit Agreement.    The term credit agreement is scheduled to mature on September 10, 2025. As of April 30, 2021, $184.2 million in aggregate principal amount of our term credit agreement is outstanding. Our term credit agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the term credit agreement) following the conclusion of each calendar year. Within five business days of filing our Annual Report Form 10-K for the year ending December 31, 2021, the minimum amount we will be required to offer to prepay pursuant to this obligation is $8.2 million.

Other Sources and Uses

    In addition to the aforementioned credit facilities, we fund our respective short-term liquidity requirements from cash generated by our respective operations and from short-term vendor financing. Should additional capital be required, the ability to raise such capital through the issuance of additional debt or equity securities may currently be limited. Instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. If it is necessary to issue additional equity to fund our capital needs, additional dilution of our common stockholders will occur. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transaction is in the best interest of our business. In challenging economic environments, we may experience increased delays and failures by customers to pay our invoices. Given the nature and significance of the pandemic and disruption in the oil and gas industry, we could experience delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity. An increase of aged unpaid receivable would also negatively affect our borrowing availability under the ABL Credit Agreement.

Off Balance Sheet Arrangements

As of March 31, 2021, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
Critical Accounting Policies and Estimates

    There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our 2020 Annual Report. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.
Commitments and Contingencies

Litigation

For information regarding litigation, see - Note 8 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Long-Term Debt

For information on our credit agreements, see Note 7 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms ranging from 1 to 16 years. See Note 1 - “Organization, Basis of Presentation and Summary of Significant Accounting Policies” and Note 5 - “Leases” in the Notes to Consolidated Financial Statements for further information our lease obligations.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of March 31, 2021, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $83.0 million, including $7.1 million for the remainder of 2021, $9.5 million per year from 2022 to 2025 and $37.9 million thereafter, extending through 2029.

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

    Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, and those described from time to time in our future reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.

As of the date of this filing, TETRA and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in the 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
January 1 – January 31, 2021	—		$—	—	$14,327,000
February 1 – February 28, 2021	177,452	(2)	2.53	—	14,327,000
March 1 – March 31, 2021	—		—	—	14,327,000
Total	177,452			—	$14,327,000
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
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1*	Term Loan Letter Agreement, dated March 29, 2021, amending Credit Agreement, dated September 10, 2018 among TETRA Technologies, Inc. and Wilmington Trust, National Association
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
*    Filed with this report.
**    Furnished with this report.
+    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2021 and 2020; (iii) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (iv) Consolidated Statements of Equity for the three-month periods ended March 31, 2021 and 2020 ; (v) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements for the three months ended March 31, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	May 5, 2021	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	May 5, 2021	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	May 5, 2021	By:	/s/Richard D. O’Brien
Richard D. O’Brien
Vice President – Finance and Global Controller
Principal Accounting Officer