Form 10-Q
period 2021-06-30
TETRA TECHNOLOGIES INC
filed 2021-08-02
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

 As of July 30, 2021, there were 126,604,901 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product sales	$62,583	$67,251	$107,615	$137,466
Services	39,743	28,819	72,035	91,307
Total revenues	102,326	96,070	179,650	228,773
Cost of revenues:
Cost of product sales	42,477	45,031	74,460	90,319
Cost of services	34,731	25,576	63,362	74,403
Depreciation, amortization, and accretion	8,236	9,726	17,187	19,277
Impairments and other charges	449	—	449	—
Insurance recoveries	—	(74)	(110)	(74)
Total cost of revenues	85,893	80,259	155,348	183,925
Gross profit	16,433	15,811	24,302	44,848
General and administrative expense	17,351	23,862	37,363	44,210
Interest expense, net	3,886	4,604	8,290	9,896
Warrants fair value adjustment expense (income)	2,698	11	3,021	(327)
Other income, net	(2,232)	(541)	(7,327)	(520)
Loss before taxes and discontinued operations	(5,270)	(12,125)	(17,045)	(8,411)
Provision for income taxes	1,384	1,054	1,552	1,776
Loss before discontinued operations	(6,654)	(13,179)	(18,597)	(10,187)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(126)	(23,788)	120,864	(37,156)
Net income (loss)	(6,780)	(36,967)	102,267	(47,343)
Less: (income) loss attributable to noncontrolling interest(1)	27	15,712	(306)	24,537
Net income (loss) attributable to TETRA stockholders	$(6,753)	$(21,255)	$101,961	$(22,806)
Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.05)	$(0.11)	$(0.15)	$(0.08)
Income (loss) from discontinued operations	—	(0.06)	0.96	(0.10)
Net income (loss) attributable to TETRA stockholders	$(0.05)	$(0.17)	$0.81	$(0.18)
Average shares outstanding	126,583	125,886	126,365	125,736

(1)     (Income) loss attributable to noncontrolling interest includes zero and $15,781 loss for the three-month periods ended June 30, 2021 and 2020, respectively, and $333 income and $24,615 loss for the six-month periods ended June 30, 2021 and 2020, respectively, related to discontinued operations.

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(6,780)	$(36,967)	$102,267	$(47,343)
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2021 and 2020	2,157	1,095	(622)	(5,372)
Comprehensive income (loss)	(4,623)	(35,872)	101,645	(52,715)
Less: Comprehensive income (loss) attributable to noncontrolling interest	27	15,597	(306)	24,651
Comprehensive income (loss) attributable to TETRA stockholders	$(4,596)	$(20,275)	$101,339	$(28,064)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,314	$67,252
Restricted cash	65	65
Trade accounts receivable, net of allowances of $6,640 in 2021 and $6,824 in 2020	79,467	64,078
Inventories	70,071	76,658
Assets of discontinued operations	—	710,006
Prepaid expenses and other current assets	15,881	13,487
Total current assets	215,798	931,546
Property, plant, and equipment:
Land and building	26,477	26,506
Machinery and equipment	361,254	365,296
Automobiles and trucks	16,820	18,446
Chemical plants	62,015	62,714
Construction in progress	4,092	1,526
Total property, plant, and equipment	470,658	474,488
Less accumulated depreciation	(379,235)	(377,632)
Net property, plant, and equipment	91,423	96,856
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $68,520 in 2021 and $66,078 in 2020	39,237	41,487
Deferred tax assets, net	44	52
Operating lease right-of-use assets	39,517	43,448
Investments	16,221	2,675
Other assets	14,569	16,775
Total other assets	109,588	104,437
Total assets	$416,809	$1,132,839

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$38,868	$22,573
Unearned income	3,019	2,675
Accrued liabilities and other	44,069	38,791
Liabilities of discontinued operations	1,601	734,039
Current portion of long-term debt	8,157	—
Total current liabilities	95,714	798,078
Long-term debt, net	163,603	199,894
Deferred income taxes	1,939	1,942
Asset retirement obligations	12,699	12,484
Warrants liability	3,219	198
Operating lease liabilities	33,786	37,569
Other liabilities	6,792	11,612
Total long-term liabilities	222,038	263,699
Commitments and contingencies
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at June 30, 2021 and December 31, 2020; 129,729,406 shares issued at June 30, 2021 and 128,930,047 shares issued at December 31, 2020	1,297	1,289
Additional paid-in capital	473,872	472,134
Treasury stock, at cost; 3,133,674 shares held at June 30, 2021, and 2,953,976 shares held at December 31, 2020	(19,939)	(19,484)
Accumulated other comprehensive (loss)	(43,368)	(49,914)
Retained deficit	(311,704)	(413,665)
Total TETRA stockholders’ equity	100,158	(9,640)
Noncontrolling interests	(1,101)	80,702
Total equity	99,057	71,062
Total liabilities and equity	$416,809	$1,132,839

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2020	$1,289	$472,134	$(19,484)	$(49,914)	$(413,665)	$80,702	$71,062
Net income for first quarter 2021	—	—	—	—	108,714	333	109,047
Translation adjustment, net of taxes of $0	—	—	—	(2,779)	—	—	(2,779)
Comprehensive income							106,268
Deconsolidation of CSI Compressco	—	—	—	7,168	—	(82,775)	(75,607)
Equity award activity	6	—	—	—	—	—	6
Treasury stock activity, net	—	—	(449)	—	—	—	(449)
Equity compensation expense	—	962	—	—	—	580	1,542
Other	—	(574)	—	—	—	219	(355)
Balance at March 31, 2021	$1,295	$472,522	$(19,933)	$(45,525)	$(304,951)	$(941)	$102,467
Net loss for second quarter 2021	—	—	—	—	(6,753)	(27)	(6,780)
Translation adjustment, net of taxes of $0	—	—	—	2,157	—	—	2,157
Comprehensive loss							(4,623)
Dividend	—	—	—	—	—	(119)	(119)
Equity award activity	2	—	—	—	—	—	2
Treasury stock activity, net	—	—	(6)	—	—	—	(6)
Equity compensation expense	—	1,592	—	—	—	—	1,592
Other	—	(242)	—	—	—	(14)	(256)
Balance at June 30, 2021	$1,297	$473,872	$(19,939)	$(43,368)	$(311,704)	$(1,101)	$99,057

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2019	$1,283	$466,959	$(19,164)	$(52,183)	$(362,522)	$128,453	$162,826
Net loss for first quarter 2020	—	—	—	—	(1,551)	(8,825)	(10,376)
Translation adjustment, net of taxes of $0	—	—	—	(6,238)	—	(229)	(6,467)
Comprehensive loss							(16,843)
Distributions to public unitholders	—	—	—	—	—	(309)	(309)
Equity award activity	4	—	—	—	—	—	4
Treasury stock activity, net	—	—	(89)	—	—	—	(89)
Equity compensation expense	—	1,145	—	—	—	228	1,373
Other	—	(16)	—	—	—	(15)	(31)
Balance at March 31, 2020	$1,287	$468,088	$(19,253)	$(58,421)	$(364,073)	$119,303	$146,931
Net loss for second quarter 2020	—	—	—	—	(21,255)	(15,712)	(36,967)
Translation adjustment, net of taxes of $0	—	—	—	980	—	115	1,095
Comprehensive loss							(35,872)
Distributions to public unitholders	—	—	—	—	—	(311)	(311)
Equity award activity	1	—	—	—	—	—	1
Treasury stock activity, net	—	—	(181)	—	—	—	(181)
Equity compensation expense	—	1,685	—	—	—	449	2,134
Other	—	4	—	—	—	(20)	(16)
Balance at June 30, 2020	$1,288	$469,777	$(19,434)	$(57,441)	$(385,328)	$103,824	$112,686

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$102,267	$(47,343)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	17,215	59,302
Gain on GP Sale	(120,574)	—
Impairment and other charges	449	14,348
Gain on retained CSI Compressco units and Standard Lithium shares	(5,613)	(183)
Equity-based compensation expense	2,554	2,896
Amortization and expense of financing costs and deferred financing gains	1,429	2,755
Debt-related expenses	—	4,754
Warrants fair value adjustment	3,021	(326)
Gain on sale of assets	(275)	(2,019)
Other non-cash charges	(70)	5,380
Changes in operating assets and liabilities:
Accounts receivable	(15,694)	55,552
Inventories	5,456	10,733
Prepaid expenses and other current assets	(2,442)	(3,038)
Trade accounts payable and accrued expenses	21,295	(42,853)
Other	(1,411)	429
Net cash provided by operating activities	7,607	60,387
Investing activities:
Purchases of property, plant, and equipment, net	(12,489)	(19,608)
Proceeds from sale of CCLP, net of cash divested	18	—
Proceeds on sale of property, plant, and equipment	754	5,311
Insurance recoveries associated with damaged equipment	110	591
Other investing activities	1,156	(357)
Net cash used in investing activities	(10,451)	(14,063)
Financing activities:
Proceeds from long-term debt	—	338,343
Principal payments on long-term debt	(29,320)	(341,364)
CSI Compressco distributions	—	(620)
Tax remittances on equity based compensation	—	(341)
Debt issuance costs and other financing activities	(455)	(2,504)
Net cash used in financing activities	(29,775)	(6,486)
Effect of exchange rate changes on cash	(896)	(826)
(Decrease) increase in cash and cash equivalents	(33,515)	39,012
Cash and cash equivalents and restricted cash at beginning of period	83,894	17,768
Cash and cash equivalents at beginning of period associated with discontinued operations	16,577	2,370
Cash and cash equivalents and restricted cash at beginning of period associated with continuing operations	67,317	15,398
Cash and cash equivalents and restricted cash at end of period	50,379	56,780
Cash and cash equivalents at end of period associated with discontinued operations	—	6,757
Cash and cash equivalents and restricted cash at end of period associated with continuing operations	$50,379	$50,023

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended June 30, 2021 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2021.

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

Significant Accounting Policies

    Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the second quarter of 2021.

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

Impairments and Other Charges

Impairments of long-lived assets, including identified intangible assets, are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgment as to the future undiscounted operating cash flows to be generated from the relevant assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related assets, an impairment is recognized for the excess of the carrying value over fair value. Fair value of intangible assets is generally determined using the discounted present value of future cash flows using discount rates commensurate with the risks inherent with the specific assets. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs. During 2021, we recorded an impairment charge of $0.4 million related to idle equipment in our Canada office within our Water & Flowback Services Division. There were no impairments associated with continuing operations during the six months ended June 30, 2020.

Foreign Currency Translation

    We have designated the Euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, and certain of our operations in Mexico, respectively. The United States dollar is the designated functional currency for all of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(0.2) million and $(1.0) million during the three and six months ended June 30, 2021, respectively, and $0.8 million and $0.9 million for the three and six months ended June 30, 2020, respectively.

Fair Value Measurements

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized on a recurring basis in the determination of the carrying values of certain assets, including our interest in Standard Lithium Ltd. (“Standard Lithium”) and our retained interest in CSI Compressco and liabilities, including the liabilities for the warrants to purchase 11.2 million shares of our common stock (the “Warrants”). See Note 8 - “Fair Value Measurements” for further discussion. Fair value measurements are also utilized on a nonrecurring basis in certain circumstances, including the impairment of long-lived assets (a Level 3 fair value measurement).

Supplemental Cash Flow Information

Supplemental cash flow information from continuing and discontinued operations is as follows:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Supplemental cash flow information(1):
Interest paid	$7,577	$35,127
Income taxes paid	853	2,195
Decrease in accrued capital expenditures	1,434	1,820
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

    In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. As of June 30, 2021, we have not modified our credit agreements to remove references to LIBOR. We are currently evaluating the impacts of the provisions of ASU 2020-04 on our consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

    On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan Energy Partners, LP (“Spartan”) pursuant to which we sold the general partner of CSI Compressco, including the IDRs in CSI Compressco and approximately 23.1% of the outstanding limited partner interests in CSI Compressco, in exchange for the combination of $13.4 million in cash paid at closing, $0.5 million in cash payable on the six-month anniversary of the closing and $3.1 million in contingent consideration in the form of cash and/or CSI Compressco common units if CSI Compressco achieves certain financial targets on or before December 31, 2022. Throughout this Quarterly Report, we refer to the transaction with Spartan as the “GP Sale.” As a result of these transactions, we no longer consolidate CSI Compressco as of January 29, 2021. We recognized a primarily non-cash accounting gain of $120.6 million during the six-month period ended June 30, 2021 related to the GP Sale. The gain is included in income (loss) from discontinued operations, net of taxes in our consolidated statement of operations. We will also continue to provide back-office support to CSI Compressco under a Transition Services Agreement for up to one year until CSI Compressco has completed a full separation from our back-office support functions. Our interest in CSI Compressco and the general partner represented substantially all of our Compression Division.

In addition, on March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division, consisting of our Offshore Services and Maritech segments. Our former Compression and Offshore Divisions are reported as discontinued operations for all periods presented. Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of comprehensive income, statements of equity and statements of cash flows combine continuing and discontinued operations. Our current-year consolidated statement of operations, statement of comprehensive income, statement of equity and statement of cash flows include CSI Compressco activity for January 1 through January 29. Our consolidated statements of cash flows for the six-month periods ended June 30, 2021 and June 30, 2020 included $3.0 million and $11.2 million, respectively, of capital expenditures related to our former Compression division, as well as $271.8 million of proceeds from long-term debt, $273.9 million of payments of long-term debt, $3.6 million from proceeds from sale of property, plant and equipment, and $1.4 million from amortization of deferred financing discounts, costs and gains for the six-month period ended June 30, 2020. Our current-year results do not include CSI Compressco depreciation or amortization as the assets were considered held for sale. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands)

	Three Months Ended June 30, 2021
	Compression	Offshore Services	Total
Major classes of line items constituting loss from discontinued operations
General and administrative expense	$—	$5	$5
Other expense, net	121	—	121
Pretax loss from discontinued operations	(121)	(5)	(126)
Loss from discontinued operations attributable to TETRA stockholders			$(126)

	Three Months Ended June 30, 2020
	Compression	Offshore Services	Total
Major classes of line items constituting loss from discontinued operations
Revenue	$96,371	$—	$96,371
Cost of revenues	62,768	(274)	62,494
Depreciation, amortization, and accretion	20,116	—	20,116
Impairments and other charges	8,977	—	8,977
General and administrative expense	10,152	111	10,263
Interest expense, net	12,982	—	12,982
Other expense, net	4,380	—	4,380
Pretax income (loss) from discontinued operations	(23,004)	163	(22,841)
Income tax provision			947
Total loss from discontinued operations			(23,788)
Loss from discontinued operations attributable to noncontrolling interest			15,781
Loss from discontinued operations attributable to TETRA stockholders			$(8,007)

	Six Months Ended June 30, 2021
	Compression	Offshore Services	Total
Major classes of line items constituting income from discontinued operations
Revenue	$18,968	$—	$18,968
Cost of revenues	11,474	28	11,502
General and administrative expense	2,795	—	2,795
Interest expense, net	4,336	—	4,336
Other expense, net	15	—	15
Pretax income (loss) from discontinued operations	348	(28)	320
Pretax gain on disposal of discontinued operations			120,574
Total pretax income from discontinued operations			120,894
Income tax provision			30
Total income from discontinued operations			120,864
Income from discontinued operations attributable to noncontrolling interest			(333)
Income from discontinued operations attributable to TETRA stockholders			$120,531

	Six Months Ended June 30, 2020
	Compression	Offshore Services	Total
Major classes of line items constituting loss from discontinued operations
Revenue	$186,610	$—	$186,610
Cost of revenues	117,347	(334)	117,013
Depreciation, amortization, and accretion	40,025	—	40,025
Impairments and other charges	14,348	—	14,348
General and administrative expense	20,341	316	20,657
Interest expense, net	25,546	—	25,546
Other expense, net	4,798	—	4,798
Pretax (loss) income from discontinued operations	(35,795)	18	(35,777)
Income tax provision			1,379
Total income from discontinued operations			(37,156)
Loss from discontinued operations attributable to noncontrolling interest			24,615
Loss from discontinued operations attributable to TETRA stockholders			$(12,541)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	June 30, 2021
	Offshore Services	Maritech	Total
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$1,223	$—	$1,223
Accrued liabilities and other	150	228	378
Total liabilities associated with discontinued operations	$1,373	$228	$1,601

	December 31, 2020
	Compression	Offshore Services	Maritech	Total
Carrying amounts of major classes of assets included as part of discontinued operations
Cash and cash equivalents	$16,577	$—	$—	$16,577
Trade receivables	43,837	—	—	43,837
Inventories	31,220	—	—	31,220
Other current assets	5,231	—	—	5,231
Property, plant, and equipment	551,401	—	—	551,401
Other assets	61,740	—	—	61,740
Total assets associated with discontinued operations	$710,006	$—	$—	$710,006

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$19,766	$1,222	$—	$20,988
Unearned Income	269	—	—	269
Accrued liabilities and other	36,318	352	228	36,898
Long-term debt, net	638,631	—	—	638,631
Other liabilities	37,253	—	—	37,253
Total liabilities associated with discontinued operations	$732,237	$1,574	$228	$734,039

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our contract asset balances, primarily associated with customer documentation requirements, were $19.3 million and $12.8 million as of June 30, 2021 and December 31, 2020, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

    Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $3.0 million and $2.7 million as of June 30, 2021 and December 31, 2020, respectively, and vary based on the timing of invoicing and performance obligations being met. Revenues recognized during the six-month periods ended June 30, 2021 and June 30, 2020 deferred as of the end of the preceding year were not significant. During the six-month periods ended June 30, 2021 and June 30, 2020, contract costs were not significant.

    We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 10. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Completion Fluids & Products
United States	$25,229	$32,102	$49,824	$70,060
International	39,378	39,244	61,304	76,523
	64,607	71,346	111,128	146,583
Water & Flowback Services
United States	35,463	22,867	64,395	77,250
International	2,256	1,857	4,127	4,940
	37,719	24,724	68,522	82,190
Total Revenue
United States	60,692	54,969	114,219	147,310
International	41,634	41,101	65,431	81,463
	$102,326	$96,070	$179,650	$228,773
NOTE 4 – INVENTORIES

Components of inventories as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
	(In Thousands)
Finished goods	$59,814	$68,121
Raw materials	3,783	2,910
Parts and supplies	4,554	4,001
Work in progress	1,920	1,626
Total inventories	$70,071	$76,658

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.
NOTE 5 – INVESTMENTS
Following the closing of the GP Sale, we continue to own approximately 10.9% of the outstanding CSI Compressco common units. In addition, we are party to agreements in which Standard Lithium has the right to explore, produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium (NYSE:SLI) under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. See Note 8 - “Fair Value Measurements” for further information.
Our investments as of June 30, 2021 and December 31, 2020, consist of the following:

	June 30, 2021	December 31, 2020
	(In Thousands)
Investment in CSI Compressco	$9,638	$—
Investment in Standard Lithium	6,583	2,675
Total Investments	$16,221	$2,675

NOTE 6 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of June 30, 2021 and December 31, 2020, consists of the following:

	Scheduled Maturity	June 30, 2021	December 31, 2020

		(In Thousands)
Asset-based credit agreement	September 10, 2023	$—	$—
Term credit agreement (1)	September 10, 2025	171,760	199,894
Total debt		171,760	199,894
Less current portion		(8,157)	—
Total long-term debt		$163,603	$199,894
(1) Net of unamortized discount of $5.0 million and $5.5 million as of June 30, 2021 and December 31, 2020, respectively, and net of unamortized deferred financing costs of $7.5 million and $8.2 million as of June 30, 2021 and December 31, 2020, respectively.

    As of June 30, 2021, we had no outstanding balance and $6.2 million in letters of credit against our asset-based credit agreement (“ABL Credit Agreement”). Because there was no outstanding balance on this ABL Credit Agreement, associated deferred financing costs of $0.9 million as of June 30, 2021, were classified as other long-term assets on the accompanying consolidated balance sheet. As of June 30, 2021, subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had an availability of $31.7 million under this agreement. See Note 11 - “Subsequent Events” for additional information.

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of June 30, 2021, we are in compliance with all covenants under the credit agreements. Our term credit agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the term credit agreement) following the conclusion of each calendar year. Within five business days of filing our Annual Report for the year ending December 31, 2021, the minimum amount we will be required to offer to prepay pursuant to this obligation is $8.2 million, which is reported as a current liability in our consolidated balance sheet
NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

There have been no material developments in our legal proceedings during the quarter ended June 30, 2021. For a discussion of our legal proceedings, please see our Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE 8 – FAIR VALUE MEASUREMENTS

Financial Instruments

Investments

Our retained investment in CSI Compressco and our investment in Standard Lithium are recorded based on the quoted market stock price in active markets (a Level 1 fair value measurement). The stock component of consideration received for our arrangement with Standard Lithium is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. The unearned income associated with the stock component of this agreement is not significant as of June 30, 2021 or December 31, 2020. Changes in the value of stock are recorded in other income (expense) in our consolidated statements of operations

Warrants

The Warrants are valued using a Black Scholes option valuation model that includes estimates of the volatility of the Warrants (a Level 3 fair value measurement). The Warrants are accounted for as a derivative liability and increases (or decreases) in the fair value of the Warrants are generally associated with increases (or decreases) in the trading price of our common stock and by increases in the volatility of our common stock price, resulting in adjustments to earnings for the associated valuation losses (gains), and resulting in future volatility of our earnings during the period the Warrants are outstanding. The fair value of the Warrants and associated liability increased during the second quarter of 2021 primarily due to the increase in TETRA’s stock price. The estimated volatility as of June 30, 2021 was 60%. The outstanding Warrants expire by December 31, 2021.

Recurring and nonrecurring fair value measurements by valuation hierarchy as of June 30, 2021 and December 31, 2020, are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investment in CSI Compressco	$9,638	$9,638	$—	$—
Investment in Standard Lithium	6,583	6,583	—	—
Warrants liability	(3,219)	—	—	(3,219)
Net asset	$13,002

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investment in Standard Lithium	$2,675	$2,675	—	$—
Warrants liability	(198)	—	—	(198)
Net asset	$2,477

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and long-term debt pursuant to TETRA’s ABL Credit Agreement and term credit agreement approximate their carrying amounts. See Note 6 - “Long-Term Debt and Other Borrowings” for further discussion.

NOTE 9 – NET INCOME (LOSS) PER SHARE

The average diluted shares outstanding excludes the impact of certain outstanding equity awards and warrants of 2,013,000 and 1,740,000 shares for the three and six-month periods ended June 30, 2021, respectively, and 16,000 and 11,000 shares for the three and six-month periods ended June 30, 2020, respectively, as the inclusion of these shares would have been anti-dilutive due to the net loss from continuing operations recorded during these periods.
NOTE 10 – INDUSTRY SEGMENTS

We manage our operations through two Divisions: Completion Fluids & Products and Water & Flowback Services.

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$62,565	$67,243	$107,583	$137,433
Water & Flowback Services Division	18	8	32	33
Consolidated	$62,583	$67,251	$107,615	$137,466

Services
Completion Fluids & Products Division	$2,042	$4,103	$3,545	$9,150
Water & Flowback Services Division	37,701	24,716	68,490	82,157
Consolidated	$39,743	$28,819	$72,035	$91,307

Total revenues
Completion Fluids & Products Division	$64,607	$71,346	$111,128	$146,583
Water & Flowback Services Division	37,719	24,724	68,522	82,190
Consolidated	$102,326	$96,070	$179,650	$228,773

Income (loss) before taxes
Completion Fluids & Products Division	$16,427	$13,202	$25,438	$32,598
Water & Flowback Services Division	(4,978)	(8,418)	(10,458)	(10,662)
Interdivision eliminations	3	2	6	7
Corporate Overhead(1)	(16,722)	(16,911)	(32,031)	(30,354)
Consolidated	$(5,270)	$(12,125)	$(17,045)	$(8,411)
(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In Thousands)
General and administrative expense	$9,543	$11,611	$22,564	$19,692
Depreciation and amortization	248	175	418	372
Interest expense	4,044	4,749	9,107	10,204
Warrants fair value adjustment (income) expense	2,698	11	3,021	(327)
Other general corporate income, net	189	365	(3,079)	413
Total	$16,722	$16,911	$32,031	$30,354

NOTE 11 – SUBSEQUENT EVENTS

On July 30, 2021, we entered into an amendment of the ABL Credit Agreement that, among other things, extended the term of the credit facility to May 31, 2025 and revised our commitment to $80.0 million, with a $20.0 million accordion. The amendment increased the availability by adding the value of accrued Unites States receivables, increased the forward rates on accounts receivable for investment grade customers and incorporated a new $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom. The amendment resulted in an increase of approximately $9.4 million to the borrowing base as of July 30, 2021, compared to the borrowing base prior to the amendment. In connection with the amendment, we also elected to repay the $8.2 million under our term credit agreement that would have become due in 2022.

In May 2021, we signed a memorandum of understanding (“MOU”) with CarbonFree Chemicals Holdings, LLC (“CarbonFree”), a carbon capture company with patented technologies that capture CO2 and mineralize emissions to make commercial, carbon-negative chemicals. During the one-year MOU period, both Companies will work towards a definitive agreement that might include investments by TETRA into CarbonFree, a joint venture, or other commercial arrangements. On July 23, 2021, we entered into a commitment to invest $5.0 million in a convertible note to be issued by CarbonFree. Our investment in Carbon Free is contingent on certain conditions and is expected to be completed during the third quarter of 2021.

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
Business Overview
We are a geographically diversified oil and gas services company, focused on completion fluids and associated products and services, comprehensive water management, frac flowback and production well testing. We operate through two reporting segments organized into two Divisions - Completion Fluids & Products and Water & Flowback Services. In January, we announced our commitment to pursue low carbon energy initiatives that would leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets (including our approximately 31,100 net acres of brine leases in Arkansas) and technologies, and our leading calcium chloride production capabilities.
After declining to historic lows due to depressed oil prices resulting from Russia and Saudi Arabia’s price war and the COVID-19 pandemic last year, toward the end of 2020 and into the first quarter of 2021, customer activity levels in the North America onshore business began to recover as oil prices returned to over $60 per barrel. Customer activity levels continued to improve during the second quarter as oil prices remained constructive, increasing into the $70 per barrel range by the end of the quarter.
Although activity during the second quarter of 2021 for offshore and international customers remained below prior year levels, our Completion Fluids and Products business delivered higher revenues sequentially compared to the first quarter as activity began to ramp back up in the Gulf of Mexico and internationally. The continued rollout of COVID-19 vaccines and fiscal stimulus policies are expected to support an ongoing global economic recovery and further improve the oil demand outlook which, together with continued discipline from United States operators, should provide support for oil and gas prices and further increases in offshore activity both in the Gulf of Mexico and internationally during the second half of the year. However, the current market conditions resulting from the COVID-19 pandemic could rapidly change and there could be a new outbreak of a COVID-19 variant or the vaccines may not be as effective as anticipated, which could negatively impact the demand for our services and products and our future revenues, results of operations and cash flows.

With activity levels expected to further increase during the second half of the year, we are continuing to tightly manage our cost structure. Many of the cost reduction initiatives executed in response to unprecedented industry conditions last year remained in effect as of the end of the second quarter.
On January 29, 2021 as previously announced in our 2020 Annual Report, we closed the sale of the general partner of CSI Compressco, including incentive distribution rights (“IDRs”) in CSI Compressco and approximately 23.1% of the outstanding limited partner interests in CSI Compressco, referred to as the “GP Sale.” We recorded a book gain of $120.6 million during 2021 in connection with the GP Sale. This gain, most of which was non-cash, was a function of CSI Compressco having a negative carrying value within our consolidated balance sheet due to our share of cumulative losses and distributions. We have reflected the operations of our former Compression Division as discontinued operations for all periods presented. Following the closing of the transaction, we continue to own approximately 10.9% of the outstanding CSI Compressco common units. See Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information.
During the first quarter of 2021, we used proceeds from the GP sale and available cash on hand to pay down $29.3 million on our term loan, which matures in September 2025.

Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this report.

Three months ended June 30, 2021 compared with three months ended June 30, 2020.

Consolidated Comparisons

	Three Months Ended June 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$102,326	$96,070	$6,256	6.5%
Gross profit	16,433	15,811	622	3.9%
Gross profit as a percentage of revenue	16.1%	16.5%
General and administrative expense	17,351	23,862	(6,511)	(27.3)%
General and administrative expense as a percentage of revenue	17.0%	24.8%
Interest expense, net	3,886	4,604	(718)	(15.6)%
Warrants fair value adjustment expense	2,698	11	2,687	NM(1)
Other income, net	(2,232)	(541)	(1,691)	(312.6)%
Loss before taxes and discontinued operations	(5,270)	(12,125)	6,855	(56.5)%
Loss before taxes and discontinued operations as a percentage of revenue	(5.2)%	(12.6)%
Provision for income taxes	1,384	1,054	330	31.3%
Loss before discontinued operations	(6,654)	(13,179)	6,525	(49.5)%
Discontinued operations:
Loss from discontinued operations, net of taxes	(126)	(23,788)	23,662	(99.5)%
Net loss	(6,780)	(36,967)	30,187	(81.7)%
Loss attributable to noncontrolling interest	27	15,712	(15,685)	(99.8)%
Net loss attributable to TETRA stockholders	$(6,753)	$(21,255)	$14,502	(68.2)%
 (1) Percent change is not meaningful

Consolidated revenues increased in the current year quarter primarily due to improving industry conditions compared to the prior year quarter which had been significantly affected by the impact of the COVID-19 pandemic and reduced demand for oil and gas. See Divisional Comparisons section below for a more detailed discussion of the change in our revenue.

Consolidated gross profit increased in the current year quarter primarily due to the increase in revenue, partially offset by an increase in costs associated with the higher activity levels described above, resulting in relatively stable margins.

Consolidated general and administrative expenses decreased for the current quarter compared to the prior year quarter, primarily due to cost reduction actions taken during the last twelve months, including reduced compensation of $2.6 million. In addition, prior year bad debt expense was $3.8 million, which included a significant reserve related to a customer bankruptcy.

Increases (or decreases) in the fair value of the Warrants are generally associated with increases (or decreases) in the trading price of our common stock, resulting in adjustments to earnings for the associated valuation losses (gains), and resulting in future volatility of our earnings during the period the Warrants are outstanding. The increase in TETRA’s stock price over the last three months resulted in the fair-value adjustment expense in the current period of $2.7 million.

Consolidated other income, net, increased in the current quarter, compared to the prior year quarter primarily due to a $1.2 million increase in income related to unit and stock price appreciation of our investments in CSI Compressco and Standard Lithium. In addition, other income, net, includes foreign currency gains of

$0.2 million in the current year quarter compared to foreign currency losses of $0.8 million in the prior year quarter. These increases in other income were partially offset by a $0.6 million decrease in gains associated with the sale of assets.

Consolidated provision for income taxes was $1.4 million during the current quarter, compared to $1.1 million during the prior year quarter. Our consolidated effective tax rate for the current quarter of negative 26.3% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Income from discontinued operations, net of taxes, was nominal compared to a loss of $23.8 million for the prior year quarter. The current period includes a $(0.1) million adjustment to the gain recognized from the GP Sale completed in January 2021, while the prior year reflects CSI Compressco‘s full quarter results, including $9.0 million of asset impairments.

Income (loss) attributable to noncontrolling interest improved $15.7 million from the prior year quarter as CSI Compressco’s results were included in the prior year, while the continuing noncontrolling interest is immaterial for TETRA.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended June 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$64,607	$71,346	$(6,739)	(9.4)%
Gross profit	18,543	20,819	(2,276)	(10.9)%
Gross profit as a percentage of revenue	28.7%	29.2%
General and administrative expense	4,598	8,442	(3,844)	(45.5)%
General and administrative expense as a percentage of revenue	7.1%	11.8%
Interest income, net	(162)	(143)	(19)	13.3%
Other income, net	(2,320)	(682)	(1,638)	240.2%
Income before taxes	$16,427	$13,202	$3,225	24.4%
Income before taxes as a percentage of revenue	25.4%	18.5%

Revenues for our Completion Fluids & Products Division decreased compared to the prior year quarter primarily due to lower offshore activity in the Gulf of Mexico and internationally. The timing of the reduction in offshore activity during 2020 due to the effects of the COVID-19 pandemic lagged onshore and did not significantly impact the prior year quarter for this division.

Completion Fluids & Products Division gross profit for the current year quarter decreased in relation to decreased revenues mentioned above although margins remained relatively stable.

Pretax income for our Completion Fluids & Products Division increased compared to the prior year period driven by a decrease in general and administrative expense and an increase in other income. The decrease in general and administrative expense was a result of decreased bad debt expense of $3.0 million associated with a customer bankruptcy in the prior year, and decreased wage and benefit related expenses of $0.8 million. The increase in other income, net, was primarily due to a $1.1 million increase in income from our investment in Standard Lithium, including an increase in the Standard Lithium stock price as well as income associated with additional shares received in May 2021. Foreign currency fluctuations were favorable compared with the prior year quarter by $0.4 million.

Water & Flowback Services Division

	Three Months Ended June 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$37,719	$24,724	$12,995	52.6%
Gross loss	(1,865)	(4,836)	2,971	(61.4)%
Gross loss as a percentage of revenue	(4.9)%	(19.6)%
General and administrative expense	3,209	3,809	(600)	(15.8)%
General and administrative expense as a percentage of revenue	8.5%	15.4%
Interest income, net	4	(2)	6	(300.0)%
Other income, net	(100)	(225)	125	(55.6)%
Loss before taxes	$(4,978)	$(8,418)	$3,440	(40.9)%
Income (loss) before taxes as a percentage of revenue	(13.2)%	(34.0)%

Revenues for our Water & Flowback Services Division increased due to higher customer drilling and completion activity compared to the prior year quarter. Revenues for the prior year quarter had been significantly impacted by industry-wide reductions in rig and frac count resulting from historically low oil prices due to the price war between Russia and Saudi Arabia, as well as the global pandemic.

Gross loss for our Water & Flowback Services Division improved in the current quarter compared to the prior year quarter, primarily due to higher revenues resulting from the increased activity levels described above. Additionally, the decrease in capital expenditures over the past twelve months has resulted in a decrease in depreciation expense as assets become fully depreciated.

The Water & Flowback Services Division reported a lower pretax loss in the current quarter primarily due to an improvement in the gross loss described above, as well as a decrease in general and administrative expense. General and administrative expense for our Water & Flowback Services Division decreased primarily due a decrease in bad debt expense of $0.7 million.

Corporate Overhead

	Three Months Ended June 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
General and administrative expense	$9,544	$11,611	$(2,067)	(17.8)%
Interest expense, net	4,043	4,749	(706)	(14.9)%
Warrants fair value adjustment expense	2,698	11	2,687	NM
Depreciation and amortization	248	175	73	41.7%
Other expense, net	189	365	(176)	(48.2)%
(Loss) before taxes	$(16,722)	$(16,911)	$189	1.1%

Corporate Overhead pretax loss decreased due to lower general and administrative expense and interest expense, offset by a $2.7 million fair value adjustment for the outstanding Warrants liability in the current quarter resulting primarily from the increase in TETRA’s stock price. General and administrative expense decreased primarily due to lower salary and employee expenses of $1.7 million and reduced professional expenses of $0.7 million. Salary and employee expenses were lower due to staffing reductions, despite continued appreciation in our stock price, which resulted in $1.3 million of additional expense related to certain long-term incentive compensation awards. The increase in TETRA’s stock price over the last twelve months resulted in the Warrants fair-value adjustment expense in the current period of $2.7 million.

Six months ended June 30, 2021 compared with six months ended June 30, 2020.

Consolidated Comparisons

	Six Months Ended June 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$179,650	$228,773	$(49,123)	(21.5)%
Gross profit	24,302	44,848	(20,546)	(45.8)%
Gross profit as a percentage of revenue	13.5%	19.6%
General and administrative expense	37,363	44,210	(6,847)	(15.5)%
General and administrative expense as a percentage of revenue	20.8%	19.3%
Interest expense, net	8,290	9,896	(1,606)	(16.2)%
Warrants fair value adjustment expense (income)	3,021	(327)	3,348	NM
Other income, net	(7,327)	(520)	(6,807)	NM
Loss before taxes and discontinued operations	(17,045)	(8,411)	(8,634)	102.7%
Loss before taxes and discontinued operations as a percentage of revenue	(9.5)%	(3.7)%
Provision for income taxes	1,552	1,776	(224)	(12.6)%
Loss before discontinued operations	(18,597)	(10,187)	(8,410)	82.6%
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	120,864	(37,156)	158,020	(425.3)%
Net income (loss)	102,267	(47,343)	149,610	(316.0)%
(Income) loss attributable to noncontrolling interest	(306)	24,537	(24,843)	(101.2)%
Net income (loss) attributable to TETRA stockholders	$101,961	$(22,806)	$124,767	(547.1)%

Consolidated revenues decreased in the current year period compared to the prior year period primarily due to the effects of the COVID-19 pandemic and the impact of the associated decline in oil prices on customer activity levels. The first quarter of the prior year period was not affected by the decline in oil prices or the pandemic. United States onshore activity was significantly impacted in the second quarter of 2020, but the significant ramp down in offshore and international activity did not occur until the second half of 2020. Gross profit as a percentage of revenue declined primarily due to the impact of fixed costs including rent, depreciation and amortization, which do not vary with revenue, as well as product mix. In addition, our revenues were negatively impacted by historic cold weather during February of 2021, which temporarily shut down operations in several southern states within the United States. See Divisional Comparisons section below for additional discussion.

Consolidated general and administrative expenses decreased primarily due to decreased bad debt expense of $4.7 million and decreased salary and employee expenses of $3.1 million, partially offset by increased professional services fees of $1.2 million related to the GP Sale. Salary and employee expenses were lower despite appreciation in our stock price since the start of the year, which resulted in $4.7 million of additional expense related to certain long-term incentive compensation awards. The decrease in our salary and employee expenses stemmed from our restructuring efforts and headcount reductions in response to the decline in activity levels.

Consolidated interest expense, net, decreased in the current year period primarily due to $29.3 million of repayments of our term credit facility during the first quarter of 2021.

The increase in TETRA’s stock price over the last six months resulted in the Warrants fair-value adjustment expense in the current year period of $3.0 million.

Consolidated other income, net, increased primarily due to a $5.4 million increase in unit and stock price appreciation of our investments in CSI Compressco and Standard Lithium. Additionally, the current year period includes foreign currency gains of $1.0 million, compared with foreign currency losses of $0.9 million in the prior year period.

Our consolidated provision for income taxes for the current year period is primarily attributable to taxes in certain non-U.S. jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the six-month period ended June 30, 2021 of negative 9.1% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Income from discontinued operations, net of taxes, was $120.9 million compared to a loss of $37.2 million for the prior year, including $14.3 million of asset impairments. The current year income includes a $120.6 million primarily non-cash accounting gain from the deconsolidation of CSI Compressco. This gain is offset by a $0.01 million tax provision after taking into consideration utilization of net operating loss and credit carryforwards.

Income (loss) attributable to noncontrolling interest improved from a $24.5 million loss in the prior year to $0.3 million of income for the first 29 days of January primarily due to the GP Sale in January 2021, and no depreciation or amortization recognized by TETRA for CSI Compressco in the current year.

Divisional Comparisons

Completion Fluids & Products Division

	Six Months Ended June 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$111,128	$146,583	$(35,455)	(24.2)%
Gross profit	30,194	46,783	(16,589)	(35.5)%
Gross profit as a percentage of revenue	27.2%	31.9%
General and administrative expense	8,904	14,375	(5,471)	(38.1)%
General and administrative expense as a percentage of revenue	8.0%	9.8%
Interest income, net	(300)	(297)	(3)	1.0%
Other (income) expense, net	(3,848)	107	(3,955)	NM
Income before taxes	$25,438	$32,598	$(7,160)	(22.0)%
Income before taxes as a percentage of revenue	22.9%	22.2%

Revenues for our Completion Fluids & Products Division decreased primarily due to lower activity in the North Sea and some deferral of activity in the Gulf of Mexico as several projects were delayed into future quarters. In addition, the prior year period benefited from a large international order. The COVID-19 pandemic and associated reduction in oil prices did not have a significant impact on offshore activity until the second half of 2020. In addition, the first quarter of 2020 reflected increased division product sales revenues in the Gulf of Mexico, including product sales associated with a TETRA CS Neptune completion fluid sale, and increased international product sales as well as domestic manufactured products sales.

Gross profit for our Completion Fluids & Products Division decreased compared to the prior year period due to lower revenue and product mix. Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, market demand for our products and services, drilling and completions activity and commodity prices.

Pretax income for our Completion Fluids & Products Division decreased due to the reduction in gross profit described above. General and administrative expense decreased primarily due to a lower bad debt expense of $3.0 million and decreased salary and employee-related expenses of $2.1 million. Other (income) expense, net, improved primarily due to a $2.4 million increase in income from our investment in Standard Lithium, most of which was represented by an increase in the Standard Lithium stock price. In addition, foreign currency fluctuations were favorable compared with the prior year period by $1.4 million.

Water & Flowback Services Division

	Six Months Ended June 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$68,522	$82,190	$(13,668)	(16.6)%
Gross profit (loss)	(5,479)	(1,569)	(3,910)	249.2%
Gross profit as a percentage of revenue	(8.0)%	(1.9)%
General and administrative expense	5,895	10,143	(4,248)	(41.9)%
General and administrative expense as a percentage of revenue	8.6%	12.3%
Interest income, net	(518)	(11)	(507)	NM
Other income, net	(398)	(1,039)	641	(61.7)%
Income (loss) before taxes	$(10,458)	$(10,662)	$204	1.9%
Income (loss) before taxes as a percentage of revenue	(15.3)%	(13.0)%

    Revenues for our Water & Flowback Services Division decreased in the current year period compared to the prior year period. Although customer activity levels continued to increase from recent lows in response to an improving commodity price environment, they remained well below the level of the first quarter of 2020. Additionally, the current year was negatively impacted by severe weather that caused extended shut downs in certain locations during the first quarter.

The Water & Flowback Services Division reported a deterioration in gross profit (loss) during the current year period compared to the prior year period primarily due to lower revenues resulting from the decreased activity levels described above. In addition, we have incurred some start-up costs associated with a ramp up in activity levels.

The Water & Flowback Services Division reported a lower pretax loss with the increase in gross loss described above, more than offset by a decrease in general and administrative expense. General and administrative expenses decreased primarily due to decreased salary and benefit related expenses of $2.4 million and a decrease in bad debt expense of $1.7 million.

Corporate Overhead

	Six Months Ended June 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
General and administrative expense	$22,564	$19,692	$2,872	14.6%
Interest expense, net	9,107	10,204	(1,097)	(10.8)%
Warrants fair value adjustment income	3,021	(327)	3,348	NM
Depreciation and amortization	418	372	46	12.4%
Other (income) expense, net	(3,079)	413	(3,492)	NM
(Loss) before taxes	$(32,031)	$(30,354)	$(1,677)	(5.5)%

Corporate Overhead pretax loss increased due to an increase in general and administrative expense and the $3.0 million current period Warrants fair value expense from the increase in TETRA’s stock price, offset by an improvement in other (income) expense, net.

General and administrative expense for our Corporate Overhead for the current year period includes $4.7 million of expense related to certain long-term incentive compensation awards resulting from the significant appreciation in our stock price since the beginning of the year and $1.2 million of transaction expenses related to the GP Sale. Excluding these items, general and administrative expense would have been $16.7 million, or $3.0 million lower than prior year.

Corporate other (income) expense, net changed from $0.4 million expense in the prior year period to $3.1 million income in the current year period. This change was primarily due to a $3.0 million increase in the market value of the CSI Compressco units we continue to own following the closing of the GP Sale.

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

 The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	June 30, 2021
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(In Thousands, Except Percents)
Revenue	$64,607	$37,719	$—	$—	$102,326
Net income (loss) before taxes and discontinued operations	16,427	(4,978)	(9,543)	(7,176)	(5,270)
Adjustment to long-term incentives	—	—	627	—	627
Transactions and other expenses	(391)	145	(99)	—	(345)
Former CEO stock appreciation right expense	—	—	714	—	714
Restructuring expenses	291	742	—	—	1,033
Stock warrant fair value adjustment	—	—	—	2,698	2,698
Adjusted income (loss) before taxes and discontinued operations	$16,327	$(4,091)	$(8,301)	$(4,478)	$(543)

Adjusted interest expense, net	(162)	3	—	4,044	3,885
Adjusted depreciation and amortization	1,701	6,087	—	245	8,033
Equity compensation expense	—	—	1,592	—	1,592
Adjusted EBITDA	$17,866	$1,999	$(6,709)	$(189)	$12,967

Adjusted EBITDA as % of revenue	27.7%	5.3%			12.7%

	Three Months Ended
	June 30, 2020
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(In Thousands, Except Percents)
Revenue	$71,346	$24,724	$—	$—	$96,070
Net income (loss) before taxes and discontinued operations	13,202	(8,418)	(11,611)	(5,298)	(12,125)
Severance	569	1,016	334	—	1,919
Transaction and other expenses	(90)	—	276	—	186
Restructuring and severance expenses	31	187	—	—	218
Stock warrant fair value adjustment	—	—	—	11	11
Allowance for bad debt	2,800	—	—	—	2,800
Adjusted income (loss) before taxes and discontinued operations	$16,512	$(7,215)	$(11,001)	$(5,287)	$(6,991)

Adjusted interest expense, net	(143)	(2)	—	4,749	4,604
Adjusted depreciation and amortization	1,934	7,617	—	175	9,726
Equity compensation expense	—	—	1,602	—	1,602
Adjusted EBITDA	$18,303	$400	$(9,399)	$(363)	$8,941

Adjusted EBITDA as % of revenue	25.7%	1.6%			9.3%

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
Liquidity and Capital Resources

    We believe that our capital structure allows us to meet our financial obligations despite current uncertain operating conditions and financial markets. Our liquidity at the end of second quarter was $82.0 million. Liquidity is defined as unrestricted cash plus availability under the revolving credit facility. Information about the terms and covenants of our debt agreements can be found in our 2020 Annual Report and in Note 6 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash, which include cash activity from our former Compression Division, for January 2021 prior to the closing of the GP sale and for the six months ended 2020 are as follows:

	Six Months Ended June 30,
	2021	2020
	(In Thousands)
Operating activities	$7,607	$60,387
Investing activities	(10,451)	(14,063)
Financing activities	(29,775)	(6,486)

Operating Activities

Consolidated cash flows provided by operating activities decreased $52.8 million compared to the first six months of 2020. Current year cash flows provided by operating activities include $0.9 million generated by CSI Compressco in January prior to closing of the GP Sale, compared to $13.4 million during the six-month period ending June 30, 2020. Operating cash flows decreased primarily due to including the results of CSI Compressco for one month during the current year compared to six months during the prior year, as well as a decrease in revenue, and the effect of working capital movements at the end of the quarter, particularly related to growth in accounts receivable. We continue to monitor customer credit risk in the current environment and focus on serving larger capitalized oil and gas operators and national oil companies.

Investing Activities

Total cash capital expenditures during the first six months of 2021 were $12.5 million. Our Water & Flowback Services Division spent $7.9 million on capital expenditures, primarily to maintain, automate and upgrade its water management and flowback equipment fleet. Our Completion Fluids & Products Division spent $1.5 million on capital expenditures. Our former Compression Division spent $3.0 million in January of 2021 primarily to maintain its compression fleet.

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

Financing Activities

As a result of TETRA’s strong cash flow from operations in 2020 and the proceeds from the GP Sale, during the first six months of 2021, we repaid $29.3 million on our term credit agreement. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

Long-Term Debt

Asset-Based Credit Agreement. As of June 30, 2021, our ABL Credit Agreement provides for a senior secured revolving credit facility of up to $100.0 million, subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit and a swingline loan sublimit of $10.0 million. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable and the value of our inventory, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement.

On July 30, 2021, we entered into an amendment of the ABL Credit Agreement that, among other things, extended the term of the credit facility to May 31, 2025 and revised our commitment to $80.0 million with a $20.0 million accordion. The amendment increased the availability by adding the value of accrued United States receivables, increased the forward rates on accounts receivable for investment grade customers and incorporated a new $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom. The amendment resulted in an approximate $9.4 million increase to the borrowing base as of July 30, 2021, compared to the borrowing base prior to the amendment.

    Term Credit Agreement.    The term credit agreement is scheduled to mature on September 10, 2025. Our term credit agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the term credit agreement) following the conclusion of each calendar year. Within five business days of filing our Annual Report for the year ending December 31, 2021, the minimum amount we will be required to offer to prepay pursuant to this obligation is $8.2 million. In connection with the July 30, 2021 ABL Credit Agreement amendment, we elected to repay the $8.2 million under our term credit agreement that would have become due in 2022. As of July 30, 2021, $176.1 million in aggregate principal amount of our term credit agreement is outstanding.

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

Off Balance Sheet Arrangements

As of June 30, 2021, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

Commitments and Contingencies

Investment

In May 2021, we signed a MOU with CarbonFree, a carbon capture company with patented technologies that capture CO2 and mineralize emissions to make commercial, carbon-negative chemicals. TETRA and CarbonFree have been jointly sharing and leveraging both Companies' technical resources and expertise as CarbonFree continues to advance their carbon capture mineralization pilot plant, processes, and technologies. During the one-year MOU period, both Companies will work towards a definitive agreement that might include investments by TETRA into CarbonFree, a joint venture, or other commercial arrangements that will leverage each Company's strength to advance this market-leading technology. On July 23, 2021, we entered into a commitment to invest $5.0 million in a convertible note to be issued by CarbonFree. Our investment in Carbon Free is contingent on certain conditions and is expected to be completed during the third quarter of 2021.

Litigation

For information regarding litigation, see - Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Long-Term Debt

For information on our credit agreements, see Note 6 - “Long-Term Debt and Other Borrowings” and Note 11 - “Subsequent Events” in the Notes to Consolidated Financial Statements.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms ranging from 1 to 16 years. Information about the terms and covenants of our lease agreements can be found in our 2020 Annual Report.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of June 30, 2021, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $80.7 million, including $4.8 million for the remainder of 2021, $9.5 million per year from 2022 to 2025 and $37.9 million thereafter, extending through 2029.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

For information regarding litigation, see - Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.

As of the date of this filing, TETRA and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in the 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
April 1 – April 30, 2021	1,258	(2)	$2.51	—	$14,327,000
May 1 – May 31, 2021	988	(2)	2.95	—	14,327,000
June 1 – June 30, 2021	—		—	—	14,327,000
Total	2,246			—	$14,327,000
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

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1***
TETRA Technologies, Inc. First Amended and Restated 2018 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 26, 2021 (SEC File No. 333-256494).

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
+    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six-month periods ended June 30, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2021 and 2020; (iii) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (iv) Consolidated Statements of Equity for the six-month periods ended June 30, 2021 and 2020 ; (v) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements for the six months ended June 30, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	August 2, 2021	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	August 2, 2021	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	August 2, 2021	By:	/s/Richard D. O’Brien
Richard D. O’Brien
Vice President – Finance and Global Controller
Principal Accounting Officer