Form 10-Q
period 2021-09-30
TETRA TECHNOLOGIES INC
filed 2021-11-01
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

 As of October 29, 2021, there were 126,940,404 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product sales	$46,340	$50,009	$153,955	$187,475
Services	49,134	23,475	121,169	114,782
Total revenues	95,474	73,484	275,124	302,257
Cost of revenues:
Cost of product sales	31,805	32,342	106,265	122,661
Cost of services	39,614	21,225	102,976	95,628
Depreciation, amortization, and accretion	8,308	9,657	25,495	28,934
Impairments and other charges	—	97	449	97
Insurance recoveries	—	(52)	(110)	(126)
Total cost of revenues	79,727	63,269	235,075	247,194
Gross profit	15,747	10,215	40,049	55,063
General and administrative expense	18,714	16,123	56,077	60,333
Interest expense, net	4,083	4,338	12,373	14,234
Warrants fair value adjustment expense (income)	(3,164)	—	(143)	(327)
Other income, net	(6,968)	(788)	(14,295)	(1,308)
Income (loss) before taxes and discontinued operations	3,082	(9,458)	(13,963)	(17,869)
Provision for income taxes	587	101	2,139	1,877
Income (loss) before discontinued operations	2,495	(9,559)	(16,102)	(19,746)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	18	(12,039)	120,882	(49,195)
Net income (loss)	2,513	(21,598)	104,780	(68,941)
Less: (income) loss attributable to noncontrolling interest(1)	—	8,296	(306)	32,833
Net income (loss) attributable to TETRA stockholders	$2,513	$(13,302)	$104,474	$(36,108)
Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.08)	$(0.13)	$(0.16)
Income (loss) from discontinued operations	—	(0.02)	0.96	(0.13)
Net income (loss) attributable to TETRA stockholders	$0.02	$(0.10)	$0.83	$(0.29)
Weighted average basic shares outstanding	126,733	125,893	126,489	125,789
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.08)	$(0.13)	$(0.16)
Income (loss) from discontinued operations	—	(0.02)	0.96	(0.13)
Net income (loss) attributable to TETRA stockholders	$0.02	$(0.10)	$0.83	$(0.29)
Weighted average diluted shares outstanding	128,694	125,893	126,489	125,789

(1)     (Income) loss attributable to noncontrolling interest includes zero and $8,342 loss for the three-month periods ended September 30, 2021 and 2020, respectively, and $333 income and $32,957 loss for the nine-month periods ended September 30, 2021 and 2020, respectively, related to discontinued operations.

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$2,513	$(21,598)	$104,780	$(68,941)
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2021 and 2020	(2,150)	2,874	(2,772)	(2,498)
Comprehensive income (loss)	363	(18,724)	102,008	(71,439)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	8,229	(306)	32,880
Comprehensive income (loss) attributable to TETRA stockholders	$363	$(10,495)	$101,702	$(38,559)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,863	$67,252
Restricted cash	—	65
Trade accounts receivable, net of allowances of $414 in 2021 and $6,824 in 2020	79,118	64,078
Inventories	72,286	76,658
Assets of discontinued operations	—	710,006
Prepaid expenses and other current assets	16,121	13,487
Total current assets	209,388	931,546
Property, plant, and equipment:
Land and building	26,405	26,506
Machinery and equipment	343,181	365,296
Automobiles and trucks	16,335	18,446
Chemical plants	61,374	62,714
Construction in progress	4,575	1,526
Total property, plant, and equipment	451,870	474,488
Less accumulated depreciation	(364,522)	(377,632)
Net property, plant, and equipment	87,348	96,856
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $69,186 in 2021 and $66,078 in 2020	38,071	41,487
Deferred tax assets, net	44	52
Operating lease right-of-use assets	38,795	43,448
Investments	22,412	2,675
Other assets	15,178	16,775
Total other assets	114,500	104,437
Total assets	$411,236	$1,132,839

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$41,268	$22,573
Unearned income	1,432	2,675
Accrued liabilities and other	48,552	38,791
Liabilities of discontinued operations	1,327	734,039
Total current liabilities	92,579	798,078
Long-term debt, net	164,228	199,894
Deferred income taxes	1,817	1,942
Asset retirement obligations	12,840	12,484
Warrants liability	56	198
Operating lease liabilities	33,145	37,569
Other liabilities	6,493	11,612
Total long-term liabilities	218,579	263,699
Commitments and contingencies
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at September 30, 2021 and December 31, 2020; 130,075,838 shares issued at September 30, 2021 and 128,930,047 shares issued at December 31, 2020	1,301	1,289
Additional paid-in capital	474,544	472,134
Treasury stock, at cost; 3,135,434 shares held at September 30, 2021, and 2,953,976 shares held at December 31, 2020	(19,945)	(19,484)
Accumulated other comprehensive loss	(45,518)	(49,914)
Retained deficit	(309,191)	(413,665)
Total TETRA stockholders’ equity	101,191	(9,640)
Noncontrolling interests	(1,113)	80,702
Total equity	100,078	71,062
Total liabilities and equity	$411,236	$1,132,839

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2020	$1,289	$472,134	$(19,484)	$(49,914)	$(413,665)	$80,702	$71,062
Net income for first quarter 2021	—	—	—	—	108,714	333	109,047
Translation adjustment, net of taxes of $0	—	—	—	(2,779)	—	—	(2,779)
Comprehensive income							106,268
Deconsolidation of CSI Compressco	—	—	—	7,168	—	(82,775)	(75,607)
Equity award activity	6	—	—	—	—	—	6
Treasury stock activity, net	—	—	(449)	—	—	—	(449)
Equity compensation expense	—	962	—	—	—	580	1,542
Other	—	(574)	—	—	—	219	(355)
Balance at March 31, 2021	$1,295	$472,522	$(19,933)	$(45,525)	$(304,951)	$(941)	$102,467
Net loss for second quarter 2021	—	—	—	—	(6,753)	(27)	(6,780)
Translation adjustment, net of taxes of $0	—	—	—	2,157	—	—	2,157
Comprehensive loss							(4,623)
Dividend	—	—	—	—	—	(119)	(119)
Equity award activity	2	—	—	—	—	—	2
Treasury stock activity, net	—	—	(6)	—	—	—	(6)
Equity compensation expense	—	1,592	—	—	—	—	1,592
Other	—	(242)	—	—	—	(14)	(256)
Balance at June 30, 2021	$1,297	$473,872	$(19,939)	$(43,368)	$(311,704)	$(1,101)	$99,057
Net income for third quarter 2021	—	—	—	—	2,513	—	2,513
Translation adjustment, net of taxes of $0	—	—	—	(2,150)	—	—	(2,150)
Comprehensive income							363
Equity award activity	4	—	—	—	—	—	4
Treasury stock activity, net	—	—	(6)	—	—	—	(6)
Equity compensation expense	—	1,057	—	—	—	—	1,057
Other	—	(385)	—	—	—	(12)	(397)
Balance at September 30, 2021	$1,301	$474,544	$(19,945)	$(45,518)	$(309,191)	$(1,113)	$100,078

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2019	$1,283	$466,959	$(19,164)	$(52,183)	$(362,522)	$128,453	$162,826
Net loss for first quarter 2020	—	—	—	—	(1,551)	(8,825)	(10,376)
Translation adjustment, net of taxes of $0	—	—	—	(6,238)	—	(229)	(6,467)
Comprehensive loss							(16,843)
Distributions to public unitholders	—	—	—	—	—	(309)	(309)
Equity award activity	4	—	—	—	—	—	4
Treasury stock activity, net	—	—	(89)	—	—	—	(89)
Equity compensation expense	—	1,145	—	—	—	228	1,373
Other	—	(16)	—	—	—	(15)	(31)
Balance at March 31, 2020	$1,287	$468,088	$(19,253)	$(58,421)	$(364,073)	$119,303	$146,931
Net loss for second quarter 2020	—	—	—	—	(21,255)	(15,712)	(36,967)
Translation adjustment, net of taxes of $0	—	—	—	980	—	115	1,095
Comprehensive loss							(35,872)
Distributions to public unitholders	—	—	—	—	—	(311)	(311)
Equity award activity	1	—	—	—	—	—	1
Treasury stock activity, net	—	—	(181)	—	—	—	(181)
Equity compensation expense	—	1,685	—	—	—	449	2,134
Other	—	4	—	—	—	(20)	(16)
Balance at June 30, 2020	$1,288	$469,777	$(19,434)	$(57,441)	$(385,328)	$103,824	$112,686
Net loss for third quarter 2020	—	—	—	—	(13,302)	(8,296)	(21,598)
Translation adjustment, net of taxes of $0	—	—	—	2,807	—	67	2,874
Comprehensive loss							(18,724)
Distributions to public unitholders	—	—	—	—	—	(312)	(312)
Equity award activity	1	—	—	—	—	—	1
Treasury stock activity, net	—	—	(50)	—	—	—	(50)
Equity compensation expense	—	1,363	—	—	—	232	1,595
Other	—	6	—	—	—	(27)	(21)
Balance at September 30, 2020	$1,289	$471,146	$(19,484)	$(54,634)	$(398,630)	$95,488	$95,175

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$104,780	$(68,941)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	25,524	88,906
Gain on GP Sale	(120,574)	—
Impairment and other charges	449	14,445
Gain on retained CSI Compressco units and Standard Lithium shares	(11,803)	—
Equity-based compensation expense	3,611	4,847
Amortization and expense of financing costs and deferred financing gains	2,320	3,698
Debt-related expenses	—	4,777
Warrants fair value adjustment	(143)	(326)
Gain on sale of assets	(479)	(4,340)
Other non-cash charges	(340)	5,814
Changes in operating assets and liabilities:
Accounts receivable	(15,246)	62,039
Inventories	2,449	11,780
Prepaid expenses and other current assets	(2,927)	(916)
Trade accounts payable and accrued expenses	25,231	(57,844)
Other	(2,428)	888
Net cash provided by operating activities	10,424	64,827
Investing activities:
Purchases of property, plant, and equipment, net	(14,620)	(22,011)
Proceeds from sale of CCLP, net of cash divested	566	—
Proceeds on sale of property, plant, and equipment	1,016	24,704
Insurance recoveries associated with damaged equipment	110	643
Other investing activities	764	(576)
Net cash (used in) provided by investing activities	(12,164)	2,760
Financing activities:
Proceeds from long-term debt	—	404,060
Principal payments on long-term debt	(37,477)	(408,666)
CSI Compressco distributions	—	(932)
Tax remittances on equity based compensation	—	(341)
Dividend payments attributable to noncontrolling interest	(99)	—
Debt issuance costs and other financing activities	(1,080)	(3,897)
Net cash used in financing activities	(38,656)	(9,776)
Effect of exchange rate changes on cash	(1,635)	(355)
(Decrease) increase in cash and cash equivalents	(42,031)	57,456
Cash and cash equivalents and restricted cash at beginning of period	83,894	17,768
Cash and cash equivalents at beginning of period associated with discontinued operations	16,577	2,370
Cash and cash equivalents and restricted cash at beginning of period associated with continuing operations	67,317	15,398
Cash and cash equivalents and restricted cash at end of period	41,863	75,224
Cash and cash equivalents at end of period associated with discontinued operations	—	6,757
Cash and cash equivalents and restricted cash at end of period associated with continuing operations	$41,863	$68,467

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

We are an industrial and oil and gas products and services company operating on six continents, focused on bromine-based completion fluids, calcium chloride, water management solutions, frac flowback and production well testing services. We were incorporated in Delaware in 1981. We are composed of two segments – Completion Fluids & Products Division and Water & Flowback Services Division. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended September 30, 2021 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2021.

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the third quarter of 2021.

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

Impairments and Other Charges

Impairments of long-lived assets, including identified intangible assets, are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgment as to the future undiscounted operating cash flows to be generated from the relevant assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related assets, an impairment is recognized for the excess of the carrying value over fair value. Fair value of intangible assets is generally determined using the discounted present value of future cash flows using discount rates commensurate with the risks inherent with the specific assets. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs. During the nine months ended 2021, we recorded an impairment charge of $0.4 million related to idle equipment in our Canada office within our Water & Flowback Services Division. There were no significant impairments associated with continuing operations during the nine months ended September 30, 2020.

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada, Brazil, and certain of our operations in Mexico, respectively. During 2021, we determined our business operations in Norway were primarily operating using the United States dollar. Effective July 1, 2021, the functional currency of our operations in Norway was changed from the Norwegian krone to the United States dollar. The United States dollar is also the designated functional currency for all of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(0.1) million and $(1.1) million during the three and nine months ended September 30, 2021, respectively, and $1.2 million and $2.2 million for the three and nine months ended September 30, 2020, respectively.

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

Supplemental Cash Flow Information

Supplemental cash flow information from continuing and discontinued operations is as follows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Supplemental cash flow information(1):
Interest paid	$10,954	$42,199
Income taxes paid	1,423	4,692
Increase (decrease) in accrued capital expenditures	463	(1,614)
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

Standards not yet adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses on financial instruments not accounted for at fair value through net income. The provisions require credit impairments to be measured over the contractual life of an asset and developed with consideration for past events, current conditions, and forecasts of future economic information. Credit impairment will be accounted for as an allowance for credit losses deducted from the amortized cost basis at each reporting date. We are continuing to work through our implementation plan which includes evaluating the impact on our allowance for doubtful accounts methodology, identifying new reporting requirements, and implementing changes to business processes, systems, and controls to support adoption of the standard. Upon adoption, the allowance for doubtful accounts is expected to increase with an offsetting adjustment to retained earnings. Updates at each reporting date after initial adoption will be recorded through selling, general, and administrative expense. ASU 2016-13 will become effective for us in the first quarter of fiscal 2023. We continue to assess the potential effects of these changes to our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. Entities may elect to apply the amendments for contract modifications made on or before December 31, 2022. During the three months ended September 30, 2021, our asset-based credit agreement and term credit agreement were amended to allow replacement of LIBOR with another benchmark rate, such as the secured overnight financing rate (“SOFR”) in the event that LIBOR cannot be determined or does not fairly reflect the cost to our lenders of funding our loans. If LIBOR is not available, we cannot predict what alternative index would be negotiated with our lenders. We will assess the impact of adopting ASU 2020-04 on our consolidated financial statements if or when our contracts are modified to eliminate references to LIBOR.
NOTE 2 – DISCONTINUED OPERATIONS

On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan Energy Partners, LP (“Spartan”) pursuant to which we sold the general partner of CSI Compressco, including the IDRs in CSI Compressco and approximately 23.1% of the outstanding limited partner interests in CSI Compressco, in exchange for the combination of $13.4 million in cash paid at closing, $0.5 million in cash paid on the six-month anniversary of closing and $3.1 million in contingent consideration in the form of cash and/or CSI Compressco common units if CSI Compressco achieves certain financial targets on or before December 31, 2022. Throughout this Quarterly Report, we refer to the transaction with Spartan as the “GP Sale.” As a result of these transactions, we no longer consolidate CSI Compressco as of January 29, 2021. We recognized a primarily non-cash accounting gain of $120.6 million during the nine-month period ended September 30, 2021 related to the GP Sale. The gain is included in income (loss) from discontinued operations, net of taxes in our consolidated statement of operations. We will also continue to provide back-office support to CSI Compressco under a Transition Services Agreement for up to one year until CSI Compressco has completed a full separation from our back-office support functions. Our interest in CSI Compressco and the general partner represented substantially all of our Compression Division.

In addition, on March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division, consisting of our Offshore Services and Maritech segments. Our former Compression and Offshore Divisions are reported as discontinued operations for all periods presented. Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of comprehensive income, statements of equity and statements of cash flows combine continuing and discontinued operations. Our current-year consolidated statement of operations, statement of comprehensive income, statement of equity and statement of cash flows include CSI Compressco activity for January 1 through January 29. Our consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and September 30, 2020 included $3.0 million and $10.8 million, respectively, of capital expenditures related to our former Compression division, as well as $337.5 million of proceeds from long-term debt, $341.2 million of payments of long-term debt, $21.7 million from proceeds from sale of property, plant and equipment, and $2.0 million from amortization of deferred financing discounts, costs and gains for the nine-month period ended September 30, 2020. Our current-year results do not include CSI Compressco depreciation or amortization as the assets were considered held for sale. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands)

	Three Months Ended September 30, 2021
	Compression	Offshore Services	Total
Major classes of line items constituting loss from discontinued operations
Cost of revenues	$—	$(174)	$(174)
General and administrative expense	—	6	6
Other expense, net	150	—	150
Pretax (loss) income from discontinued operations	(150)	168	18
Loss from discontinued operations attributable to TETRA stockholders			$18

	Three Months Ended September 30, 2020
	Compression	Offshore Services	Total
Major classes of line items constituting loss from discontinued operations
Revenue	$79,117	$—	$79,117
Cost of revenues	49,414	2	49,416
Depreciation, amortization, and accretion	19,948	—	19,948
General and administrative expense	9,133	170	9,303
Interest expense, net	13,293	—	13,293
Other expense, net	(1,348)	—	(1,348)
Pretax loss from discontinued operations	(11,323)	(172)	(11,495)
Income tax provision			544
Total loss from discontinued operations			(12,039)
Loss from discontinued operations attributable to noncontrolling interest			8,342
Loss from discontinued operations attributable to TETRA stockholders			$(3,697)

	Nine Months Ended September 30, 2021
	Compression	Offshore Services	Total
Major classes of line items constituting income from discontinued operations
Revenue	$18,968	$—	$18,968
Cost of revenues	11,474	(146)	11,328
General and administrative expense	2,796	6	2,802
Interest expense, net	4,336	—	4,336
Other expense, net	164	—	164
Pretax income from discontinued operations	198	140	338
Pretax gain on disposal of discontinued operations			120,574
Total pretax income from discontinued operations			120,912
Income tax provision			30
Total income from discontinued operations			120,882
Income from discontinued operations attributable to noncontrolling interest			(333)
Income from discontinued operations attributable to TETRA stockholders			$120,549

	Nine Months Ended September 30, 2020
	Compression	Offshore Services	Total
Major classes of line items constituting loss from discontinued operations
Revenue	$265,727	$—	$265,727
Cost of revenues	167,279	(332)	166,947
Depreciation, amortization, and accretion	59,972	—	59,972
Impairments and other charges	14,348	—	14,348
General and administrative expense	29,474	487	29,961
Interest expense, net	38,839	—	38,839
Other expense, net	2,932	—	2,932
Pretax loss from discontinued operations	(47,117)	(155)	(47,272)
Income tax provision			1,923
Total loss from discontinued operations			(49,195)
Loss from discontinued operations attributable to noncontrolling interest			32,957
Loss from discontinued operations attributable to TETRA stockholders			$(16,238)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	September 30, 2021
	Offshore Services	Maritech	Total
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$1,099	$—	$1,099
Accrued liabilities and other	—	228	228
Total liabilities associated with discontinued operations	$1,099	$228	$1,327

	December 31, 2020
	Compression	Offshore Services	Maritech	Total
Carrying amounts of major classes of assets included as part of discontinued operations
Cash and cash equivalents	$16,577	$—	$—	$16,577
Trade receivables	43,837	—	—	43,837
Inventories	31,220	—	—	31,220
Other current assets	5,231	—	—	5,231
Property, plant, and equipment	551,401	—	—	551,401
Other assets	61,740	—	—	61,740
Total assets associated with discontinued operations	$710,006	$—	$—	$710,006

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$19,766	$1,222	$—	$20,988
Unearned Income	269	—	—	269
Accrued liabilities and other	36,318	352	228	36,898
Long-term debt, net	638,631	—	—	638,631
Other liabilities	37,253	—	—	37,253
Total liabilities associated with discontinued operations	$732,237	$1,574	$228	$734,039

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our contract asset balances, primarily associated with customer documentation requirements, were $16.9 million and $12.8 million as of September 30, 2021 and December 31, 2020, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $1.4 million and $2.7 million as of September 30, 2021 and December 31, 2020, respectively, and vary based on the timing of invoicing and performance obligations being met. Revenues recognized during the nine-month periods ended September 30, 2021 and September 30, 2020 deferred as of the end of the preceding year were not significant. During the nine-month periods ended September 30, 2021 and September 30, 2020, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 10. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Completion Fluids & Products
United States	$22,529	$15,013	$72,353	$85,073
International	26,162	36,937	87,466	113,460
	48,691	51,950	159,819	198,533
Water & Flowback Services
United States	42,234	19,767	106,630	97,016
International	4,549	1,767	8,675	6,708
	46,783	21,534	115,305	103,724
Total Revenue
United States	64,763	34,780	178,983	182,089
International	30,711	38,704	96,141	120,168
	$95,474	$73,484	$275,124	$302,257

NOTE 4 – INVENTORIES

Components of inventories as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
	(In Thousands)
Finished goods	$62,510	$68,121
Raw materials	3,604	2,910
Parts and supplies	4,524	4,001
Work in progress	1,648	1,626
Total inventories	$72,286	$76,658

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
Our investments as of September 30, 2021 and December 31, 2020, consist of the following:

	September 30, 2021	December 31, 2020
	(In Thousands)
Investment in CSI Compressco	$9,404	$—
Investment in Standard Lithium	13,008	2,675
Total Investments	$22,412	$2,675
NOTE 6 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of September 30, 2021 and December 31, 2020, consists of the following:

	Scheduled Maturity	September 30, 2021	December 31, 2020

		(In Thousands)
Asset-based credit agreement	May 31, 2025	$—	$—
Term credit agreement (1)	September 10, 2025	164,228	199,894
Total long-term debt		$164,228	$199,894
(1) Net of unamortized discount of $4.8 million and $5.5 million as of September 30, 2021 and December 31, 2020, respectively, and net of unamortized deferred financing costs of $7.1 million and $8.2 million as of September 30, 2021 and December 31, 2020, respectively.

On July 30, 2021, we entered into an amendment to our asset-based credit agreement (“ABL Credit Agreement’) that, among other things, extended the term of the credit facility to May 31, 2025 and revised our commitment to $80.0 million, with a $20.0 million accordion. The amendment increased the availability by adding the value of accrued Unites States receivables, increased the forward rates on accounts receivable for investment grade customers and incorporated a new $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom.

As of September 30, 2021, we had no outstanding balance and $6.2 million in letters of credit against our “ABL Credit Agreement. Because there was no outstanding balance on this ABL Credit Agreement, associated deferred financing costs of $1.7 million as of September 30, 2021, were classified as other long-term assets on the accompanying consolidated balance sheet. As of September 30, 2021, subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had an availability of $48.2 million under this agreement.

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of September 30, 2021, we are in compliance with all covenants under the credit agreements. Our term credit agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the term credit agreement) within five business days of filing our Annual Report. The minimum amount of $8.2 million that we would have been required to offer to prepay pursuant to this obligation for the year ending December 31, 2021 was paid on July 30, 2021 in connection with the amendment of our ABL Credit Agreement.
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

There have been no material developments in our legal proceedings during the quarter ended September 30, 2021. For a discussion of our legal proceedings, please see our Annual Report on Form 10-K for the year ended December 31, 2020.

Investment

In May 2021, we signed a memorandum of understanding (“MOU”) with CarbonFree Chemicals Holdings, LLC (“CarbonFree”), a carbon capture company with patented technologies that capture CO2 and mineralize emissions to make commercial, carbon-negative chemicals. During the one-year MOU period, both Companies will work towards a definitive agreement that might include investments by TETRA into CarbonFree, a joint venture, or other commercial arrangements. On July 23, 2021, we entered into a commitment to invest $5.0 million in a convertible note to be issued by CarbonFree. Our investment in CarbonFree is contingent on certain conditions being attained by CarbonFree.
NOTE 8 – FAIR VALUE MEASUREMENTS

Financial Instruments

Investments

Our retained investment in CSI Compressco and our investment in Standard Lithium are recorded based on the quoted market stock price in active markets (a Level 1 fair value measurement). The stock component of consideration received for our arrangement with Standard Lithium is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. The unearned income associated with the stock component of this agreement is not significant as of September 30, 2021 or December 31, 2020. Changes in the value of stock are recorded in other income (expense) in our consolidated statements of operations.

Warrants

The Warrants are valued using a Black Scholes option valuation model that includes estimates of the volatility of the Warrants (a Level 3 fair value measurement). The Warrants are accounted for as a derivative liability and increases (or decreases) in the fair value of the Warrants are generally associated with increases (or decreases) in the trading price of our common stock, increases in the volatility of our common stock price and decreases in time remaining until expiration of the Warrants, resulting in adjustments to earnings for the associated valuation losses (gains), and resulting in future volatility of our earnings during the period the Warrants are outstanding. The estimated volatility as of September 30, 2021 was 60%. The outstanding Warrants expire by December 31, 2021.

Recurring and nonrecurring fair value measurements by valuation hierarchy as of September 30, 2021 and December 31, 2020, are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investment in CSI Compressco	$9,404	$9,404	$—	$—
Investment in Standard Lithium	13,008	13,008	—	—
Warrants liability	(56)	—	—	(56)
Net asset	$22,356

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investment in Standard Lithium	$2,675	$2,675	—	$—
Warrants liability	(198)	—	—	(198)
Net asset	$2,477

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
NOTE 9 – NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Number of weighted average common shares outstanding	126,733	125,893	126,489	125,789
Assumed exercise of equity awards and warrants	1,961	—	—	—
Average diluted shares outstanding	128,694	125,893	126,489	125,789

The average diluted shares outstanding excludes the impact of certain outstanding equity awards and warrants of 1,767 thousand shares for the nine-month period ended September 30, 2021, and 93 thousand and 17 thousand shares for the three and nine-month periods ended September 30, 2020, respectively, as the inclusion of these shares would have been anti-dilutive due to the net loss from continuing operations recorded during these periods.

NOTE 10 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Division and Water & Flowback Services Division.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$46,322	$49,986	$153,905	$187,419
Water & Flowback Services Division	18	23	50	56
Consolidated	$46,340	$50,009	$153,955	$187,475

Services
Completion Fluids & Products Division	$2,369	$1,964	$5,914	$11,114
Water & Flowback Services Division	46,765	21,511	115,255	103,668
Consolidated	$49,134	$23,475	$121,169	$114,782

Total revenues
Completion Fluids & Products Division	$48,691	$51,950	$159,819	$198,533
Water & Flowback Services Division	46,783	21,534	115,305	103,724
Consolidated	$95,474	$73,484	$275,124	$302,257

Income (loss) before taxes
Completion Fluids & Products Division	$14,675	$11,756	$40,113	$44,354
Water & Flowback Services Division	(1,807)	(7,746)	(12,265)	(18,408)
Interdivision eliminations	3	4	9	10
Corporate Overhead(1)	(9,789)	(13,472)	(41,820)	(43,825)
Consolidated	$3,082	$(9,458)	$(13,963)	$(17,869)
(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In Thousands)
General and administrative expense	$8,409	$8,959	$30,973	$28,650
Depreciation and amortization	228	270	646	643
Interest expense	4,247	4,706	13,354	14,909
Warrants fair value adjustment (income) expense	(3,164)	—	(143)	(327)
Other general corporate income, net	69	(463)	(3,010)	(50)
Total	$9,789	$13,472	$41,820	$43,825

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
Business Overview
We are a geographically diversified oil and gas services company, focused on completion fluids and associated products and services, comprehensive water management, frac flowback and production well testing. We operate through two reporting segments organized into two segments - Completion Fluids & Products Division and Water & Flowback Services Division. In January, we announced our commitment to pursue low carbon energy initiatives that would leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets (including our approximately 31,100 net acres of brine leases in Arkansas) and technologies, and our leading calcium chloride production capabilities. On August 2, 2021, we announced completion of a preliminary technical assessment by an independent geological consulting firm to assess lithium and bromine exploration targets in our Southwest Arkansas brine leases.

After declining to historic lows due to depressed oil prices resulting from Russia and Saudi Arabia’s price war and the COVID-19 pandemic last year, customer activity levels in the North America onshore business began to recover during the first half of 2021. Customer activity levels continued to improve through the third quarter as oil prices remained constructive, averaging around $70 per barrel for the third quarter, while natural gas prices increased to over $4 per million Btu.

Our Water & Flowback Services revenues increased significantly, both sequentially and compared to the prior year quarter, due to a combination of higher overall customer activity levels and some price recovery, particularly in the United States land business. We also deployed our TETRA SandStormTM technology for two major long-term projects in Latin America.

Completions Fluids & Products Division revenues were slightly below the prior year quarter with the impact of lower international sales and international shipping delays, mostly offset by stronger fluids and industrial chemicals sales in North America. In July, we also completed our first International TETRA CS Neptune® fluids job, reflecting acceptance of this proprietary technology into new markets. Total domestic revenues were higher compared to the prior-year quarter despite some offshore fluids sales being delayed due to Hurricane Ida in the Gulf of Mexico and loop currents. Ongoing improvement in the oil demand outlook should support further increases in offshore activity both in the Gulf of Mexico and internationally through the end of the year.

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
During the first quarter of 2021, we used proceeds from the GP sale and available cash on hand to pay down $29.3 million on our term loan, which matures in September 2025. We repaid an additional $8.2 million of our term loan in July 2021.

Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this report.

Three months ended September 30, 2021 compared with three months ended September 30, 2020.

Consolidated Comparisons

	Three Months Ended September 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$95,474	$73,484	$21,990	29.9%
Gross profit	15,747	10,215	5,532	54.2%
Gross profit as a percentage of revenue	16.5%	13.9%
General and administrative expense	18,714	16,123	2,591	16.1%
General and administrative expense as a percentage of revenue	19.6%	21.9%
Interest expense, net	4,083	4,338	(255)	(5.9)%
Warrants fair value adjustment expense	(3,164)	—	(3,164)	NM(1)
Other income, net	(6,968)	(788)	(6,180)	NM
Income (loss) before taxes and discontinued operations	3,082	(9,458)	12,540	(132.6)%
Income (loss) before taxes and discontinued operations as a percentage of revenue	3.2%	(12.9)%
Provision for income taxes	587	101	486	481.2%
Income (loss) before discontinued operations	2,495	(9,559)	12,054	(126.1)%
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	18	(12,039)	12,057	(100.1)%
Net income (loss)	2,513	(21,598)	24,111	(111.6)%
Loss attributable to noncontrolling interest	—	8,296	(8,296)	(100.0)%
Net income (loss) attributable to TETRA stockholders	$2,513	$(13,302)	$15,815	(118.9)%
 (1) Percent change is not meaningful

Consolidated revenues increased in the current year quarter primarily due to improving industry conditions compared to the prior year quarter which had been significantly affected by the impact of the COVID-19 pandemic and reduced demand for oil and gas. See Divisional Comparisons section below for a more detailed discussion of the change in our revenue.

Consolidated gross profit increased in the current year quarter primarily due to the increase in revenue, partially offset by an increase in costs associated with the higher activity levels described above, reflecting improved margins.

Consolidated general and administrative expenses increased for the current quarter compared to the prior year quarter, primarily due to a $0.9 million increase in legal, settlement and other expenses, and $0.9 million of increased wage and benefit related expenses because of higher activity levels compared to the prior year quarter.

Increases (or decreases) in the fair value of the Warrants are generally associated with increases (or decreases) in the trading price of our common stock, resulting in adjustments to earnings for the associated valuation losses (gains), and resulting in future volatility of our earnings during the period the Warrants are outstanding. A combination of the decrease in TETRA’s stock price over the last three months, together with less time remaining until expiration of the Warrants, resulted in the fair-value adjustment income in the current period of $3.2 million. The outstanding Warrants expire by December 31, 2021.

Consolidated other income, net, increased in the current quarter, compared to the prior year quarter primarily due to a $5.4 million increase in income related to unit and stock price appreciation of our investments in CSI Compressco and Standard Lithium. In addition, other income, net, includes foreign currency gains of

$0.1 million in the current year quarter compared to foreign currency losses of $1.2 million in the prior year quarter. These increases in other income were partially offset by a $0.8 million decrease in gains associated with the sale of assets.

Consolidated provision for income taxes was $0.6 million during the current quarter, compared to $0.1 million during the prior year quarter. Our consolidated effective tax rate for the current quarter of 19.0% was primarily due to taxes on income in certain non-U.S. jurisdictions. We establish a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Loss from discontinued operations, net of taxes, was $12.0 million for the prior year quarter which reflects CSI Compressco‘s full quarter results.

Income (loss) attributable to noncontrolling interest improved $8.3 million from the prior year quarter as CSI Compressco’s results were included in the prior year, while the continuing noncontrolling interest is immaterial for TETRA.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended September 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$48,691	$51,950	$(3,259)	(6.3)%
Gross profit	12,976	16,196	(3,220)	(19.9)%
Gross profit as a percentage of revenue	26.6%	31.2%
General and administrative expense	5,349	4,619	730	15.8%
General and administrative expense as a percentage of revenue	11.0%	8.9%
Interest income, net	(165)	(291)	126	(43.3)%
Other (income) expense, net	(6,883)	112	(6,995)	NM
Income before taxes	$14,675	$11,756	$2,919	24.8%
Income before taxes as a percentage of revenue	30.1%	22.6%

Revenues for our Completion Fluids & Products Division decreased compared to the prior year quarter with lower international activity and international shipping delays, partially offset by stronger domestic sales. The timing of the reduction in international activity during 2020 due to the effects of the COVID-19 pandemic lagged North America and did not significantly impact the prior year quarter for this division.

Completion Fluids & Products Division gross profit for the current year quarter decreased in relation to decreased revenues mentioned above as well as inflationary pressures in certain raw materials and logistics costs, resulting in slightly lower margins.

Pretax income for our Completion Fluids & Products Division increased compared to the prior year period driven by an increase in other income, partially offset by an increase in general and administrative expense. The increase in other income, net, was primarily due to a $6.4 million increase in income from our investment in Standard Lithium, including an increase in the Standard Lithium stock price as well as income associated with additional shares received in May 2021. The increase in general and administrative expense was a result of increased wage and benefit related expenses of $0.5 million. Foreign currency fluctuations were favorable compared with the prior year quarter by $0.6 million.

Water & Flowback Services Division

	Three Months Ended September 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$46,783	$21,534	$25,249	117.3%
Gross profit (loss)	2,996	(5,714)	8,710	(152.4)%
Gross profit (loss) as a percentage of revenue	6.4%	(26.5)%
General and administrative expense	4,957	2,545	2,412	94.8%
General and administrative expense as a percentage of revenue	10.6%	11.8%
Interest expense (income), net	2	(77)	79	(102.6)%
Other income, net	(156)	(436)	280	(64.2)%
Loss before taxes	$(1,807)	$(7,746)	$5,939	(76.7)%
Income (loss) before taxes as a percentage of revenue	(3.9)%	(36.0)%

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

Gross profit for our Water & Flowback Services Division improved in the current quarter compared to the prior year quarter, primarily due to higher revenues resulting from the increased activity levels described above and some pricing improvements helping offset ongoing inflationary pressures.

The Water & Flowback Services Division reported a lower pretax loss in the current quarter primarily due to an improvement in the gross profit described above, offset by an increase in general and administrative expense primarily due a $1.4 million increase in salary and employee expense.

Corporate Overhead

	Three Months Ended September 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
General and administrative expense	$8,408	$8,959	$(551)	(6.2)%
Interest expense, net	4,246	4,706	(460)	(9.8)%
Warrants fair value adjustment income	(3,164)	—	(3,164)	NM
Depreciation and amortization	230	270	(40)	(14.8)%
Other (income) expense, net	69	(463)	532	(114.9)%
(Loss) before taxes	$(9,789)	$(13,472)	$3,683	27.3%

Corporate Overhead pretax loss decreased due to lower general and administrative expense, interest expense, and a $3.2 million favorable fair value adjustment for the outstanding Warrants liability in the current quarter resulting primarily from the decrease in TETRA’s stock price in the current quarter. General and administrative expense decreased primarily due to lower salary and employee expenses of $1.0 million. Salary and employee expenses were lower due to lower headcount and lower expense related to long-term incentive awards.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020.

Consolidated Comparisons

	Nine Months Ended September 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$275,124	$302,257	$(27,133)	(9.0)%
Gross profit	40,049	55,063	(15,014)	(27.3)%
Gross profit as a percentage of revenue	14.6%	18.2%
General and administrative expense	56,077	60,333	(4,256)	(7.1)%
General and administrative expense as a percentage of revenue	20.4%	20.0%
Interest expense, net	12,373	14,234	(1,861)	(13.1)%
Warrants fair value adjustment expense (income)	(143)	(327)	184	(56.3)%
Other income, net	(14,295)	(1,308)	(12,987)	NM
Income (loss) before taxes and discontinued operations	(13,963)	(17,869)	3,906	(21.9)%
Income (loss) before taxes and discontinued operations as a percentage of revenue	(5.1)%	(5.9)%
Provision for income taxes	2,139	1,877	262	14.0%
Income (loss) before discontinued operations	(16,102)	(19,746)	3,644	(18.5)%
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	120,882	(49,195)	170,077	(345.7)%
Net income (loss)	104,780	(68,941)	173,721	(252.0)%
(Income) loss attributable to noncontrolling interest	(306)	32,833	(33,139)	(100.9)%
Net income (loss) attributable to TETRA stockholders	$104,474	$(36,108)	$140,582	(389.3)%

Consolidated revenues decreased in the current year period primarily due to the effects of the COVID-19 pandemic and the impact of the associated decline in oil prices on customer activity levels. The first quarter of the prior year period was not affected by the decline in oil prices or the pandemic. United States onshore activity was significantly impacted in the second quarter of 2020, but the significant ramp down in offshore and international activity did not occur until the second half of 2020. Although activity levels for the Completion Fluids & Products division have increased throughout 2021, year to date revenue remained below prior year. This was partially offset by Water Management & Flowback division results, where significantly improved United States onshore market conditions resulted in higher revenue than in the prior year period.

Gross profit as a percentage of revenue declined primarily due to a change in revenue mix, with a higher portion of revenues generated from our Water Management & Flowback division. See Divisional Comparisons section below for additional discussion.

Consolidated general and administrative expenses decreased primarily due to decreased bad debt expense of $4.7 million and decreased salary and employee expenses of $2.2 million, partially offset by increased professional services fees of $2.2 million related to the GP Sale and higher other legal expenses. Salary and employee expenses were lower despite appreciation in our stock price since the start of the year, which resulted in $4.9 million of additional expense related to certain long-term incentive compensation awards. The decrease in our salary and employee expenses stemmed from our restructuring efforts and headcount reductions in response to the decline in activity levels.

Consolidated interest expense, net, decreased in the current year period primarily due to $37.5 million of repayments of our term credit facility during the first and third quarters of 2021.

Consolidated other income, net, increased primarily due to a $10.8 million increase in unit and stock price appreciation of our investments in CSI Compressco and Standard Lithium. Additionally, the current year period includes foreign currency gains of $1.1 million, compared with foreign currency losses of $2.2 million in the prior year period.

Our consolidated provision for income taxes for the current year period is primarily attributable to taxes in certain non-U.S. jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the nine-month period ended September 30, 2021 of negative 15.3% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Income from discontinued operations, net of taxes, was $120.9 million compared to a loss of $49.2 million for the prior year, including $14.3 million of asset impairments. The current year income includes a $120.6 million primarily non-cash accounting gain from the deconsolidation of CSI Compressco. This gain is offset by a $0.01 million tax provision after taking into consideration utilization of net operating loss and credit carryforwards.

Income (loss) attributable to noncontrolling interest improved from a $32.8 million loss in the prior year to $0.3 million of income for the first 29 days of January primarily due to the GP Sale in January 2021, and no depreciation or amortization recognized by TETRA for CSI Compressco in the current year.

Divisional Comparisons

Completion Fluids & Products Division

	Nine Months Ended September 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$159,819	$198,533	$(38,714)	(19.5)%
Gross profit	43,170	62,979	(19,809)	(31.5)%
Gross profit as a percentage of revenue	27.0%	31.7%
General and administrative expense	14,253	18,995	(4,742)	(25.0)%
General and administrative expense as a percentage of revenue	8.9%	9.6%
Interest income, net	(465)	(588)	123	(20.9)%
Other (income) expense, net	(10,731)	218	(10,949)	NM
Income before taxes	$40,113	$44,354	$(4,241)	(9.6)%
Income before taxes as a percentage of revenue	25.1%	22.3%

Revenues for our Completion Fluids & Products Division decreased primarily due to lower Gulf of Mexico and international oil and gas activity. In addition, the prior year period benefited from two large international orders. The COVID-19 pandemic and associated reduction in oil prices did not have a significant impact on offshore Gulf of Mexico activity and international activity until the third and fourth quarters of 2020 respectively.

Gross profit for our Completion Fluids & Products Division decreased compared to the prior year period due to lower revenue and product mix. Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, market demand for our products and services, drilling and completions activity and commodity prices.

Pretax income for our Completion Fluids & Products Division decreased primarily due to the reduction in gross profit described above, partially offset by lower General and administrative expense and improved Other (income) expense. General and administrative expense decreased primarily due to a lower bad debt expense of $3.1 million and decreased salary and employee-related expenses of $1.7 million. Other (income) expense, net, improved primarily due to a $8.9 million increase in income from our investment in Standard Lithium, due to an increase in the Standard Lithium stock price and additional shares received in May 2021. In addition, foreign currency fluctuations were favorable compared with the prior year period by $2.0 million.

Water & Flowback Services Division

	Nine Months Ended September 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
Revenues	$115,305	$103,724	$11,581	11.2%
Gross profit (loss)	(2,483)	(7,283)	4,800	(65.9)%
Gross profit as a percentage of revenue	(2.2)%	(7.0)%
General and administrative expense	10,851	12,688	(1,837)	(14.5)%
General and administrative expense as a percentage of revenue	9.4%	12.2%
Interest income, net	(515)	(88)	(427)	NM
Other income, net	(554)	(1,475)	921	(62.4)%
Income (loss) before taxes	$(12,265)	$(18,408)	$6,143	33.4%
Income (loss) before taxes as a percentage of revenue	(10.6)%	(17.7)%

Revenues for our Water & Flowback Services Division increased in the current year period compared to the prior year period. Customer activity levels have continued to increase from recent lows in response to an improving commodity price environment. However, the current year was negatively impacted by severe weather that caused extended shut downs in certain locations during the first quarter.

The Water & Flowback Services Division reported a lower gross loss during the current year period compared to the prior year period primarily due to higher activity as described above.

The Water & Flowback Services Division reported a lower pretax loss due to the decrease in gross loss described above, as well as a decrease in General and administrative expense. General and administrative expenses decreased primarily due to a decrease in bad debt expense of $1.7 million and decreased salary and benefit related expenses of $1.0 million.

Corporate Overhead

	Nine Months Ended September 30,		Period to Period Change
	2021	2020	2021 vs 2020	% Change
	(In Thousands, Except Percentages)
General and administrative expense	$30,973	$28,650	$2,323	8.1%
Interest expense, net	13,354	14,909	(1,555)	(10.4)%
Warrants fair value adjustment income	(143)	(327)	184	(56.3)%
Depreciation and amortization	646	643	3	0.5%
Other income, net	(3,010)	(50)	(2,960)	NM
(Loss) before taxes	$(41,820)	$(43,825)	$2,005	4.6%

Corporate Overhead pretax loss decreased due to an increase in Other income and a decrease in Interest expense, net, offset by an increase in General and administrative expense.

General and administrative expense for our Corporate Overhead for the current year period includes $4.9 million of expense related to certain long-term incentive compensation awards resulting from the significant appreciation in our stock price during the first half of the year and $1.3 million of transaction expenses related to the GP Sale. Excluding these items, general and administrative expense would have been $24.7 million, or $3.9 million lower than prior year.

Corporate other income, net increased $3.0 million in the current year period compared to the prior year period. This change was primarily due to a $1.9 million increase in the market value of the CSI Compressco units we continue to own following the closing of the GP Sale, an increase in foreign exchange gains of $0.5 million and a decrease in other expenses of $0.7 million.

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

 The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	September 30, 2021
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(In Thousands, Except Percents)
Revenue	$48,691	$46,783	$—	$—	$95,474
Net income (loss) before taxes and discontinued operations	14,675	(1,807)	(8,408)	(1,378)	3,082
Adjustment to long-term incentives	—	—	656	—	656
Transactions and other expenses	630	693	27	—	1,350
Former CEO stock appreciation right expense	—	—	(466)	—	(466)
Restructuring expenses	254	41	—	—	295
Stock warrant fair value adjustment	—	—	—	(3,164)	(3,164)
Adjusted income (loss) before taxes and discontinued operations	$15,559	$(1,073)	$(8,191)	$(4,542)	$1,753

Adjusted interest expense, net	(165)	2	—	4,246	4,083
Adjusted depreciation and amortization	1,712	6,192	—	225	8,129
Equity compensation expense	—	—	1,057	—	1,057
Adjusted EBITDA	$17,106	$5,121	$(7,134)	$(71)	$15,022

Adjusted EBITDA as % of revenue	35.1%	10.9%			15.7%

	Three Months Ended
	September 30, 2020
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(In Thousands, Except Percents)
Revenue	$51,950	$21,534	$—	$—	$73,484
Net income (loss) before taxes and discontinued operations	11,756	(7,746)	(8,958)	(4,510)	(9,458)
Severance	177	150	933	—	1,260
Transaction and other expenses	—	124	—	—	124
Restructuring and severance expenses	665	—	—	—	665
Impairments and other charges	(113)	—	97	—	(16)
Adjusted income (loss) before taxes and discontinued operations	$12,485	$(7,472)	$(7,928)	$(4,510)	$(7,425)

Adjusted interest expense, net	(291)	(77)	—	4,706	4,338
Adjusted depreciation and amortization	1,710	7,584	—	170	9,464
Equity compensation expense	—	—	983	—	983
Adjusted EBITDA	$13,904	$35	$(6,945)	$366	$7,360

Adjusted EBITDA as % of revenue	26.8%	0.2%			10.0%

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
Liquidity and Capital Resources

We believe that our capital structure allows us to meet our financial obligations despite current uncertain operating conditions and financial markets. Our liquidity at the end of third quarter was $90.1 million. Liquidity is defined as unrestricted cash plus availability under the revolving credit facility. Information about the terms and covenants of our debt agreements can be found in our 2020 Annual Report and in Note 6 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash, which include cash activity from our former Compression Division for January 2021 prior to the closing of the GP sale and for the nine months ended 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020
	(In Thousands)
Operating activities	$10,424	$64,827
Investing activities	(12,164)	2,760
Financing activities	(38,656)	(9,776)

Operating Activities

Consolidated cash flows provided by operating activities decreased $54.4 million compared to the first nine months of 2020. Current year cash flows provided by operating activities include $0.9 million generated by CSI Compressco in January prior to closing of the GP Sale, compared to $13.7 million during the nine-month period ending September 30, 2020. Operating cash flows decreased primarily due to including the results of CSI Compressco for one month during the current year compared to nine months during the prior year, as well as a decrease in revenue, and the effect of working capital movements. We continue to monitor customer credit risk in the current environment and focus on serving larger capitalized oil and gas operators and national oil companies.

Investing Activities

Total cash capital expenditures during the first nine months of 2021 were $14.6 million. Our Water & Flowback Services Division spent $9.3 million on capital expenditures, primarily to maintain, automate and upgrade its water management and flowback equipment fleet. Our Completion Fluids & Products Division spent $2.2 million on capital expenditures. Our former Compression Division spent $3.0 million in January of 2021 primarily to maintain its compression fleet.

During the first nine months of 2021, we recorded mark-to-market gains of $11.8 million on our equity holdings of CSI Compressco and Standard Lithium. As of September 30, 2021, the market value of these investments was $22.4 million, with no holding restrictions on our ability to monetize these investments.

Historically, a significant majority of our planned capital expenditures have been related to identified opportunities to grow and expand our existing businesses. We are also focused on enhancing shareholder value by capitalizing on our key mineral assets, brine mineral extraction expertise, and deep chemistry competency to expand our offerings into the low carbon energy markets. However, we continue to review all capital expenditure plans carefully in an effort to conserve cash. We currently have no long-term capital expenditure commitments. If the forecasted demand for our products and services increases or decreases, the amount of planned expenditures on growth and expansion may be adjusted.

Lithium and Bromine Exploration Targets

On August 2, 2021, we announced the completion of a preliminary technical assessment by an independent geological consulting firm, APEX Geoscience Ltd. to assess lithium and bromine exploration targets in our approximately 31,100 net acres of brine leases in the Smackover Formation in Southwest Arkansas. We have rights to the brine, including rights to the bromine and lithium contained in the brine underlying this acreage, pursuant to certain brine leases and brine deeds with various landowners. With respect to approximately 27,500 acres of that total acreage, we had previously entered into an agreement granting Standard Lithium an option to acquire lithium rights.

Bromine has been identified as a key mineral resource in zinc-bromide energy storage systems and our TETRA PureFlow™ high purity zinc bromide has been qualified by several battery technology companies. This exploration assessment is the first step for us to quantify the significance of the resource potential we have in our Arkansas brine leases. The lithium battery market is already acknowledged to be a rapidly growing market, affording us the opportunity to participate in a meaningful way. We will assess the next steps towards determining whether we can develop these key minerals to augment our current global infrastructure and chemistry expertise, allowing us to further expand beyond the oil and gas market.

The exploration targets were estimated for two separate areas within the property based on our brine lease rights. The scope of the exploration target assessment was for bromine in all the approximately 31,100 net acres and lithium for the acreage where we hold the lithium rights not subject to the Standard Lithium Ltd. option. For bromine, the technical assessment identified a brine exploration target estimated to contain between 2.54 and 8.58 million tons of elemental bromine. For lithium, the technical assessment identified an exploration target estimated to contain between 16,000 and 53,000 tons of elemental lithium. Using an elemental to Lithium Carbonate Equivalent ("LCE") conversion of 5.323, the lithium amounts to between 85,000 and 286,000 tons of LCE. The exploration target's potential quantity and grade is conceptual in nature, there has been insufficient exploration to estimate a mineral resource, and it is uncertain if further exploration will result in the estimation of a mineral resource. The exploration targets expressed should not be misrepresented or misconstrued as an estimate of a mineral resource or mineral reserve.

The basis for the lithium and bromine exploration targets is that hypersaline formation water, or brine, associated with some of the world’s oilfields and/or geothermal fields contain confined reservoirs, or aquifers, that are known to contain anomalous concentrations of lithium, bromine and other elements of interest. We propose to assess stratigraphically deep (>2,250 meters, or >7,450 feet, below surface) brine from oil and gas aquifers associated with the Late Jurassic Smackover Formation. The brine is currently pumped from the aquifer to the earth’s surface as a wastewater product associated with hydrocarbon production (e.g., oil, gas, and condensate). It is conceivable that we will be able to develop or utilize evolving commercial technologies to economically remove the bromine and lithium from the brine underlying our acreage before the brine is reinjected back down into the subsurface aquifer.

The volume of the Upper and Middle Smackover members within each exploration target was calculated by wireframing the Smackover Formation aquifer domain to create a 3-D geological model. The model utilized oil and gas well data from the AOGC and AGS Information Circular IC-14, which includes an electronic reprint of Vestal (1950) and a stratigraphic horizon pick file with 3,904 records. Historical information was used to define mean porosity and mean bromine and lithium concentrations. For the conceptual exploration target estimates, the range of elemental bromine and lithium was derived by multiplying the mean volume, porosity, and bromine/lithium concentration of the exploration targets by +/- 20%.

We have yet to conduct mineral exploration work on the leases. The exploration targets are based on historical oil and gas well data and historical Smackover Formation brine geochemical analyses. To advance the exploration targets to the mineral resource estimation and classification stage, we anticipate the implementation of a work program that will comprise some or all of the following activities:

•validating the historical brine geochemistry and attempting to obtain a greater understanding of the distribution of the bromine and lithium concentrations within the Smackover Formation brine underlying our acreage,

•conducting stratigraphic and hydrogeological studies to advance the geological domain boundaries and hydro-parameters of the Upper and Middle Smackover members, and
•conducting mineral processing test work to explore and develop the bromine and lithium extraction processes.

While we continue to evaluate the next steps regarding the potential development of our brine leases, we have yet to conduct exploration work on the leases, and we are not currently able to determine the economic viability of the extraction of the lithium and bromine from the leased acreage. In addition, the extraction of lithium and bromine from these brine leases will likely require a significant amount of time and capital, which we are not able to estimate at this time.

The timing for progressing the recommended work program will depend on the approach for obtaining Smackover Formation brine samples and conducting mineral processing test work. We anticipate achieving brine access through agreements with current oil and gas operators to sample current wells, re-open suspended wells, and/or conduct appraisal drilling within the next one to two quarters.

It is anticipated that validation of the geology, mineralization, and mineral processing by us will advance the confidence level of the deposit toward mineral resource estimations and a potential preliminary economic assessment study. This work is anticipated to commence and be completed in 2022 and it is possible that the exploration target tonnage and grade could change as these proposed exploration activities are completed and evaluated.

Financing Activities

As a result of TETRA’s strong cash flow from operations in 2020 and the proceeds from the GP Sale, during the first nine months of 2021, we repaid $37.5 million on our term credit agreement. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

Long-Term Debt

Asset-Based Credit Agreement. As of September 30, 2021, our ABL Credit Agreement provides for a senior secured revolving credit facility of up to $80.0 million, with a $20.0 million accordion. The credit facility is subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable, certain accrued receivables and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, accrued receivables and the value of our inventory, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement.

Term Credit Agreement.    The term credit agreement is scheduled to mature on September 10, 2025. Our term credit agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the term credit agreement) within five business days of filing our Annual Report. The minimum amount of $8.2 million that we would have been required to offer to prepay pursuant to this obligation for the year ending December 31, 2021 was paid on July 30, 2021 in connection with amendment of the ABL Credit Agreement. As of October 29, 2021, $176.1 million in aggregate principal amount of our term credit agreement is outstanding.

Other Sources and Uses

In addition to the aforementioned credit facilities, we fund our respective short-term liquidity requirements from cash generated by our respective operations and from short-term vendor financing. Should additional capital be required, the ability to raise such capital through the issuance of additional debt or equity securities may currently be limited. Instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. If it is necessary to issue additional equity to fund our capital needs, additional dilution of our common stockholders will occur. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such a transaction is in the best interest of our business. In challenging economic environments, we may experience increased delays and failures by customers to pay our invoices. Given the nature and significance of the pandemic and disruption in the oil and gas industry, we could experience delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity. An increase of aged unpaid receivable would also negatively affect our borrowing availability under the ABL Credit Agreement.

Off Balance Sheet Arrangements

As of September 30, 2021, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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
Commitments and Contingencies

Investment

For information regarding our MOU with and potential investment in CarbonFree, see Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Litigation

For information regarding litigation, see - Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Long-Term Debt

For information on our credit agreements, see Note 6 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. Our leases have remaining lease terms ranging from 1 to 16 years. Information about the terms and covenants of our lease agreements can be found in our 2020 Annual Report.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of September 30, 2021, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $93.9 million, including $2.4 million for the remainder of 2021, $12.0 million per year from 2022 to 2025 and $43.5 million thereafter, extending through 2029.

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

These forward-looking statements include statements concerning the exploration targets of lithium and bromine, the potential extraction of lithium and bromine from the leased acreage and the economic viability thereof, the timing and cost of such activities, and statements regarding the Company's beliefs, expectations, plans, goals, future events and performance, and other statements that are not purely historical.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
July 1 – July 31, 2021	1,760	(2)	$3.14	—	$—
August 1 – August 31, 2021	—		—	—	—
September 1 – September 30, 2021	—		—	—	—
Total	1,760			—	$—
(1)In January 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock. On October 28, 2021, our Board of Directors terminated the repurchase program.
(2)Shares we received in connection with the exercise of certain employee stock options or the vesting of certain shares of employee restricted stock. These shares were not acquired pursuant to the stock repurchase program.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1**
Second Amendment to the Credit Agreement dated as of July 30, 2021, by and among TETRA, certain subsidiaries of TETRA party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2021 (SEC File No. 001-13455)).

10.2**
Amendment to Credit Agreement dated as of July 30, 2021, by and among TETRA, Wilmington Trust, National Association, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 2, 2021 (SEC File No. 001-13455)).

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
+    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2021 and 2020; (iii) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (iv) Consolidated Statements of Equity for the nine-month periods ended September 30, 2021 and 2020 ; (v) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements for the nine months ended September 30, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	November 1, 2021	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	November 1, 2021	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	November 1, 2021	By:	/s/Richard D. O’Brien
Richard D. O’Brien
Vice President – Finance and Global Controller
Principal Accounting Officer