Form 10-Q
period 2022-03-31
TETRA TECHNOLOGIES INC
filed 2022-05-02
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

 As of April 29, 2022, there were 127,703,037 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product sales	$70,055	$45,032
Services	59,982	32,292
Total revenues	130,037	77,324
Cost of revenues:
Cost of product sales	46,004	31,983
Cost of services	47,684	28,631
Depreciation, amortization, and accretion	7,679	8,951
Insurance recoveries	(3,750)	(110)
Total cost of revenues	97,617	69,455
Gross profit	32,420	7,869
Exploration and appraisal costs	1,930	—
General and administrative expense	20,643	20,012
Interest expense, net	3,324	4,404
Other income, net	(2,411)	(4,772)
Income (loss) before taxes and discontinued operations	8,934	(11,775)
Provision for income taxes	1,200	168
Income (loss) before discontinued operations	7,734	(11,943)
Discontinued operations:
(Loss) income from discontinued operations, net of taxes	(15)	120,990
Net income	7,719	109,047
Less: (income) loss attributable to noncontrolling interest(1)	1	(333)
Net income attributable to TETRA stockholders	$7,720	$108,714
Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.10)
Income from discontinued operations	—	0.96
Net income attributable to TETRA stockholders	$0.06	$0.86
Weighted average basic shares outstanding	127,259	126,149
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.10)
Income from discontinued operations	—	0.96
Net income attributable to TETRA stockholders	$0.06	$0.86
Weighted average diluted shares outstanding	129,211	126,149

(1)     (Income) loss attributable to noncontrolling interest includes zero and $(333) income for the three-month periods ended March 31, 2022 and 2021, respectively, related to discontinued operations.

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$7,719	$109,047
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2022 and 2021	192	(2,779)
Comprehensive income	7,911	106,268
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	(333)
Comprehensive income attributable to TETRA stockholders	$7,912	$105,935

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,851	$31,551
Trade accounts receivable, net of allowances of $377 in 2022 and $289 in 2021	103,461	91,202
Inventories	64,649	69,098
Prepaid expenses and other current assets	16,286	18,539
Total current assets	217,247	210,390
Property, plant, and equipment:
Land and building	25,143	26,380
Machinery and equipment	347,336	345,454
Automobiles and trucks	15,630	16,174
Chemical plants	61,084	61,565
Construction in progress	8,298	5,349
Total property, plant, and equipment	457,491	454,922
Less accumulated depreciation	(368,100)	(365,946)
Net property, plant, and equipment	89,391	88,976
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $45,020 in 2022 and $44,323 in 2021	35,846	36,958
Operating lease right-of-use assets	37,313	36,973
Investments	12,333	11,233
Other assets	14,638	13,736
Total other assets	100,130	98,900
Total assets	$406,768	$398,266

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$39,826	$37,943
Current portion of long-term debt	1,533	—
Compensation and employee benefits	18,421	20,811
Operating lease liabilities, current portion	8,502	8,108
Accrued taxes	6,252	7,085
Accrued liabilities and other	21,125	21,810
Current liabilities associated with discontinued operations	1,379	1,385
Total current liabilities	97,038	97,142
Long-term debt, net	152,531	151,936
Operating lease liabilities	31,266	31,429
Asset retirement obligations	13,120	12,984
Deferred income taxes	1,635	1,669
Other liabilities	4,276	4,543
Total long-term liabilities	202,828	202,561
Commitments and contingencies
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at March 31, 2022 and December 31, 2021; 130,829,770 shares issued at March 31, 2022 and 130,075,838 shares issued at December 31, 2021	1,308	1,301
Additional paid-in capital	476,055	475,624
Treasury stock, at cost; 3,138,675 shares held at March 31, 2022, and 3,138,675 shares held at December 31, 2021	(19,957)	(19,957)
Accumulated other comprehensive loss	(46,740)	(46,932)
Retained deficit	(302,612)	(310,332)
Total TETRA stockholders’ equity	108,054	99,704
Noncontrolling interests	(1,152)	(1,141)
Total equity	106,902	98,563
Total liabilities and equity	$406,768	$398,266

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2021	$1,301	$475,624	$(19,957)	$(46,932)	$(310,332)	$(1,141)	$98,563
Net income for first quarter 2022	—	—	—	—	7,720	(1)	7,719
Translation adjustment, net of taxes of $0	—	—	—	192	—	—	192
Comprehensive income							7,911
Equity compensation expense	—	1,104	—	—	—	—	1,104
Other	7	(673)	—	—	—	(10)	(676)
Balance at March 31, 2022	$1,308	$476,055	$(19,957)	$(46,740)	$(302,612)	$(1,152)	$106,902

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2020	$1,289	$472,134	$(19,484)	$(49,914)	$(413,665)	$80,702	$71,062
Net income for first quarter 2021	—	—	—	—	108,714	333	109,047
Translation adjustment, net of taxes of $0	—	—	—	(2,779)	—	—	(2,779)
Comprehensive income							106,268
Deconsolidation of CSI Compressco	—	—	—	7,168	—	(82,775)	(75,607)
Equity award activity	6	—	—	—	—	—	6
Treasury stock activity, net	—	—	(449)	—	—	—	(449)
Equity compensation expense	—	962	—	—	—	580	1,542
Other	—	(574)	—	—	—	219	(355)
Balance at March 31, 2021	$1,295	$472,522	$(19,933)	$(45,525)	$(304,951)	$(941)	$102,467

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$7,719	$109,047
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	7,679	8,981
Gain on GP Sale	—	(120,574)
Gain on investments	(1,100)	(3,992)
Equity-based compensation expense	1,104	2,478
Provision for doubtful accounts	61	155
Amortization and expense of financing costs	780	728
Insurance recoveries associated with damaged equipment	(3,750)	(110)
Gain on sale of assets	(218)	(255)
Other non-cash charges	(101)	385
Changes in operating assets and liabilities:
Accounts receivable	(13,185)	1,501
Inventories	4,579	498
Prepaid expenses and other current assets	2,510	(1,060)
Trade accounts payable and accrued expenses	9	8,521
Other	(153)	(478)
Net cash provided by operating activities	5,934	5,825
Investing activities:
Purchases of property, plant, and equipment, net	(9,305)	(6,761)
Proceeds from GP Sale, net of cash divested	—	18
Proceeds from sale of property, plant, and equipment	416	561
Proceeds from insurance recoveries associated with damaged equipment	3,750	110
Other investing activities	(453)	1,771
Net cash used in investing activities	(5,592)	(4,301)
Financing activities:
Proceeds from long-term debt	1,533	160
Principal payments on long-term debt	(811)	(29,500)
Repurchase of common stock	—	(449)
Debt issuance costs and other financing activities	—	(98)
Net cash provided by (used in) financing activities	722	(29,887)
Effect of exchange rate changes on cash	236	(1,303)
Increase (decrease) in cash and cash equivalents	1,300	(29,666)
Cash and cash equivalents and restricted cash at beginning of period	31,551	83,894
Cash and cash equivalents at beginning of period associated with discontinued operations	—	16,577
Cash and cash equivalents and restricted cash at beginning of period associated with continuing operations	31,551	67,317
Cash and cash equivalents and restricted cash at end of period associated with continuing operations	$32,851	$54,228

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended March 31, 2022 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2022.

We have reflected the operations of our former Compression Division and Offshore Division as discontinued operations for all periods presented. See Note 2 - “Discontinued Operations” for further information. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (“SEC”) and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2021 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022 (the “2021 Annual Report”).

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2021 included in our 2021 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the first quarter of 2022.

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

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada, Brazil,

and certain of our operations in Mexico, respectively. The United States dollar is the designated functional currency for all of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(0.8) million and $(0.6) million during the three months ended March 31, 2022 and 2021 respectively.

Fair Value Measurements

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized on a recurring basis in the determination of the carrying values of certain investments. See Note 7 - “Fair Value Measurements” for further discussion. Fair value measurements are also utilized on a nonrecurring basis in certain circumstances, including the impairment of long-lived assets (a Level 3 fair value measurement).

Supplemental Cash Flow Information

Supplemental cash flow information from continuing and discontinued operations is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Supplemental cash flow information(1):
Interest paid	$3,096	$3,973
Income taxes paid	741	252
Decrease in accrued capital expenditures	2,164	1,051
(1) Prior-year information includes the activity for CSI Compressco for January only.

New Accounting Pronouncements
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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. Entities may elect to apply the amendments for contract modifications made on or before December 31, 2022. During 2021, our asset-based credit agreement and term credit agreement were amended to allow replacement of LIBOR with another benchmark rate, such as the secured overnight financing rate (“SOFR”) in the event that LIBOR cannot be determined or does not fairly reflect the cost to our lenders of funding our loans. If LIBOR is not available, we cannot predict what alternative index would be negotiated with our lenders. We will assess the impact of adopting ASU 2020-04 on our consolidated financial statements if or when our contracts are modified to eliminate references to LIBOR.

NOTE 2 – DISCONTINUED OPERATIONS

On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan Energy Partners, LP (“Spartan”) pursuant to which we sold the general partner of CSI Compressco, including the incentive distribution rights (“IDRs”) in CSI Compressco, and approximately 23.1% of the outstanding limited partner interests in CSI Compressco, in exchange for the combination of $13.9 million in cash and $3.1 million in contingent consideration in the form of cash and/or CSI Compressco common units if CSI Compressco achieves certain financial targets on or before December 31, 2022. Throughout this Quarterly Report, we refer to this transaction as the “GP Sale.” Following the closing of the transaction, we retained an interest in CSI Compressco representing approximately 3.7% of the outstanding common units as of March 31, 2022. As a result of these transactions, we no longer consolidate CSI Compressco as of January 29, 2021. We recognized a primarily non-cash accounting gain of $120.6 million during the three-month period ended March 31, 2021 related to the GP Sale. The gain is included in income (loss) from discontinued operations, net of taxes in our consolidated statement of operations. We provided back-office support to CSI Compressco under a Transition Services Agreement that ended during the three-month period ended March 31, 2022. Our interest in CSI Compressco and the general partner represented substantially all of our Compression Division.

In addition, on March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division, consisting of our Offshore Services and Maritech segments. Our former Compression and Offshore Divisions are reported as discontinued operations for all periods presented. Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of comprehensive income, statements of equity and statements of cash flows combine continuing and discontinued operations. Our prior-year consolidated statement of operations, statement of comprehensive income, statement of equity and statement of cash flows include CSI Compressco activity for January 1 through January 29. Our consolidated statements of cash flows for the three-month period ended March 31, 2021 included $3.0 million, of capital expenditures related to our former Compression division. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands, unaudited)

Three Months Ended March 31, 2022
Offshore Services
Major classes of line items constituting loss from discontinued operations
General and administrative expense	$15
Pretax loss from discontinued operations	(15)
Loss from discontinued operations attributable to TETRA stockholders	$(15)

	Three Months Ended March 31, 2021
	Compression	Offshore Services	Total
Major classes of line items constituting loss from discontinued operations
Revenue	$18,968	$—	$18,968
Cost of revenues	11,474	28	11,502
General and administrative expense	2,795	(5)	2,790
Interest expense, net	4,336	—	4,336
Other (income) expense, net	(106)	—	(106)
Pretax income (loss) from discontinued operations	469	(23)	446
Pretax gain on disposal of discontinued operations			120,574
Total pretax income from discontinued operations			121,020
Income tax provision			30
Total income from discontinued operations			120,990
Income from discontinued operations attributable to noncontrolling interest			(333)
Income from discontinued operations attributable to TETRA stockholders			$120,657

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	March 31, 2022
	Offshore Services	Maritech	Total

	(unaudited)
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$1,151	$—	$1,151
Accrued liabilities and other	—	228	228
Total liabilities associated with discontinued operations	$1,151	$228	$1,379

	December 31, 2021
	Offshore Services	Maritech	Total
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$1,157	$—	$1,157
Accrued liabilities and other	—	228	228
Total liabilities associated with discontinued operations	$1,157	$228	$1,385
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our contract asset balances, primarily associated with contractual invoicing milestones and customer documentation requirements, were $29.6 million and $20.5 million as of March 31, 2022 and December 31, 2021, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. We are also party to agreements in which Standard Lithium Ltd. (“Standard Lithium”) has the right to explore, produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Unearned income balances were $5.7 million and $3.2 million as of March 31, 2022 and December 31, 2021, respectively, and vary based on the timing of invoicing and performance obligations being met and the timing of the receipt of stock and shares from Standard Lithium. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. We recognized approximately $0.6 million and $0.3 million of income during the three-month periods ended March 31, 2022 and March 31, 2021, respectively, related to the Standard Lithium arrangements. These amounts are included in other income, net in our consolidated statements of operations. During the three-month period ended March 31, 2021, we recognized approximately $1.4 million of revenue deferred as of the preceding year end. Other income recognized during the three-month periods ended March 31, 2022 and March 31, 2021 deferred as of the end of the preceding year were not significant. During the three-month periods ended March 31, 2022 and March 31, 2021, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 9. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Completion Fluids & Products
United States	$38,843	$24,597
International	34,351	21,925
	73,194	46,522
Water & Flowback Services
United States	52,763	28,931
International	4,080	1,871
	56,843	30,802
Total Revenue
United States	91,606	53,528
International	38,431	23,796
	$130,037	$77,324
NOTE 4 – INVENTORIES

Components of inventories as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Finished goods	$54,564	$59,925
Raw materials	3,450	2,827
Parts and supplies	5,010	4,713
Work in progress	1,625	1,633
Total inventories	$64,649	$69,098

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.
NOTE 5 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of March 31, 2022 and December 31, 2021, consists of the following:

	Scheduled Maturity	March 31, 2022	December 31, 2021

		(in thousands)
Swedish Credit Facility	December 31, 2022	$1,533	$—
Asset-based credit agreement(1)	May 31, 2025	—	67
Term credit agreement(2)	September 10, 2025	152,531	151,869
Total debt		154,064	151,936
Less current portion		(1,533)	—
Total long-term debt		$152,531	$151,936
(1) Net of unamortized deferred financing costs of $0.8 million and $1.6 million as of March 31, 2022 and December 31, 2021, respectively. Additional deferred financing costs of $0.6 million as of March 31, 2022, were classified as other long-term assets on the accompanying consolidated balance sheet as the deferred costs exceeded the outstanding balance.
(2) Net of unamortized discount of $4.2 million and $4.5 million as of March 31, 2022 and December 31, 2021, respectively, and net of unamortized deferred financing costs of $6.3 million and $6.7 million as of March 31, 2022 and December 31, 2021, respectively.

Swedish Credit Facility

In January 2022, the Company entered into a new revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of March 31, 2022, we had US$1.5 million outstanding and availability of approximately US$3.8 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2022 and the Company intends to renew it annually.

Finland Credit Agreement

The Company also entered into a new agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of March 31, 2022, there were US$1.8 million of letters of credit outstanding against the Finland Credit Agreement.

ABL Credit Agreement

As of March 31, 2022, our asset-based credit agreement (“ABL Credit Agreement’) provides for a senior secured revolving credit facility of up to $80.0 million, with a $20.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom.

As of March 31, 2022, we had $0.8 million outstanding and $6.0 million in letters of credit and guarantees under our ABL Credit Agreement. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $58.6 million under this agreement.

Term Credit Agreement

    As of March 31, 2022 TETRA had $152.5 million outstanding, net of unamortized discounts and unamortized deferred financing costs under the Term Credit Agreement. Our Term Credit Agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report. As of March 31, 2022, the interest rate per annum on borrowings under the Term Credit Agreement is 7.25%. For additional information on our Term Credit agreement, see our 2021 Annual Report.

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of March 31, 2022, we are in compliance with all covenants under the credit agreements.
NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

There have been no material developments in our legal proceedings during the quarter ended March 31, 2022. For a discussion of our legal proceedings, please see our 2021 Annual Report.

NOTE 7 – FAIR VALUE MEASUREMENTS

Financial Instruments

Investments

We retained an interest in CSI Compressco (NASDAQ: CCLP) representing approximately 3.7% of CSI Compressco’s outstanding common units as of March 31, 2022. Our investment in CSI Compressco is recorded based on the quoted market stock price in active markets (a Level 1 fair value measurement). Changes in the value of stock are recorded in other income (expense) in our consolidated statements of operations.

In December 2021, we invested in a $5.0 million convertible note issued by CarbonFree. Our investment in CarbonFree is recorded in investments on our consolidated balance sheets based on an internal valuation (a Level 3 fair value measurement).

Recurring and nonrecurring fair value measurements by valuation hierarchy as of March 31, 2022 and December 31, 2021, are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$7,333	$7,333	$—	$—
Investment in CarbonFree	5,000	—	—	5,000
Investments	$12,333

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$6,233	$6,233	$—	$—
Investment in CarbonFree	$5,000	$—	—	$5,000
Investments	$11,233

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and long-term debt pursuant to TETRA’s ABL Credit Agreement, Swedish Credit Agreement and term credit agreement approximate their carrying amounts. See Note 5 - “Long-Term Debt and Other Borrowings” for further discussion.

NOTE 8 – NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Number of weighted average common shares outstanding	127,259	126,149
Assumed exercise of equity awards and warrants	1,952	—
Average diluted shares outstanding	129,211	126,149

The average diluted shares outstanding excludes the impact of certain outstanding equity awards and warrants of 1,727 thousand shares for the three-month period ended March 31, 2021, as the inclusion of these shares would have been anti-dilutive due to the net loss from continuing operations recorded during these periods.

NOTE 9 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Division and Water & Flowback Services Division.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$69,888	$45,019
Water & Flowback Services Division	167	13
Consolidated	$70,055	$45,032

Services
Completion Fluids & Products Division	$3,306	$1,503
Water & Flowback Services Division	56,676	30,789
Consolidated	$59,982	$32,292

Total revenues
Completion Fluids & Products Division	$73,194	$46,522
Water & Flowback Services Division	56,843	30,802
Consolidated	$130,037	$77,324

Income (loss) before taxes
Completion Fluids & Products Division	$19,292	$9,010
Water & Flowback Services Division	2,682	(5,480)
Interdivision eliminations	3	3
Corporate Overhead(1)	(13,043)	(15,308)
Consolidated	$8,934	$(11,775)
(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
General and administrative expense	$10,346	$13,020
Depreciation and amortization	191	169
Interest expense	3,647	5,064
Other general corporate income, net	(1,141)	(2,945)
Total	$13,043	$15,308

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022 (“2021 Annual Report”). This discussion includes forward-looking statements that involve certain risks and uncertainties.
Business Overview
We are an industrial and oil and gas products and services company operating on six continents, focused on bromine-based completion fluids, calcium chloride, water management solutions, frac flowback and production well testing services. We are composed of two segments – Completion Fluids & Products Division and Water & Flowback Services Division.

Following a steady ramp up throughout 2021, customer activity levels continued to trend upward in the first quarter of 2022 as oil prices increased to an average of over $95 per barrel, and natural gas prices averaged $4.67 per million Btu. Consolidated revenue of $130.0 million is very comparable to the pre-pandemic first quarter 2020 period, but with significantly fewer operating frac crews in the United States.

Completions Fluids & Products Division revenues improved over the fourth quarter due to higher completions activity in the Gulf of Mexico and international markets, and an increase in industrial chemicals product sales. While drilling and completion activity has not returned to pre-pandemic levels, we have successfully leveraged opportunities to expand integrated services to completion fluids customers, resulting in Completion Fluids & Products revenues reaching near pre-pandemic results. Our Completion Fluids & Products Division also continued to ship TETRA's high purity zinc bromine solution, TETRA PureFlow® to Eos Energy Enterprises, Inc. ("Eos") (NASDAQ: EOSE) under our recent strategic partnership. The size of the shipments are expected to increase as Eos expands its production capacity to meet its growing backlog and to service its increasing number of identified opportunities. Margins also improved as we have been able to negotiate higher pricing to offset inflationary pressures in certain raw materials and logistics costs.

We have not historically directly purchased any significant volumes of raw materials from Russia nor from Ukraine. Additionally, we have not historically sold any significant volumes of product into Russia or to Ukraine. However, one of our raw material providers sources one of their raw materials from Russia or Ukraine. Because of the conflict between Russia and Ukraine, our primary European supplier of hydrochloric acid advised us of supply constraints with one of their suppliers of a key raw material used in their manufacturing process. This raw material is a widely used, global commodity but the disruption to the current supply chain has caused some impact on their production which in turn has caused a reduction in delivered volumes of hydrochloric acid to our plant in Finland where we manufacture calcium chloride, which has decreased our calcium chloride production volumes. The financial impact on first quarter results for our European industrial chemicals business was not significant but could become more significant to our Northern European calcium chloride production operations as the year progresses if these supply chain challenges continue. We are working with secondary and tertiary raw material providers on options to address the situation and mitigate the financial impact and we are told from our primary provider that they expect improved deliveries and a more normalized supply chain as they progress through the second half of the year. The exact financial impact is difficult to quantify at this time and is dependent on our ability to find alternative sources of acid from suppliers not directly or indirectly impacted by the conflict or the ability of our primary supplier to source alternative raw material sources.

Our Water & Flowback Services revenues increased slightly over the fourth quarter and significantly compared to the first quarter of 2021, due to a combination of higher overall customer activity levels and significant price recovery, particularly in the United States onshore land business. We deployed our TETRA SandStormTM technology for two major long-term projects in Latin America during 2021 and continue to add SandStorm units to United States onshore markets at rates approaching pre-pandemic pricing. Despite significant recent capital investments in our Sandstorm technology, we continue to experience capacity constraints, with pricing in several regions approaching pre-pandemic levels. Our focus on produced water treatment and recycling continues to generate results with several new recycling awards in the first quarter, including our first recycling project for a mid-stream company. Revenue growth was a result of the continued increase in the number of integrated projects and customers, high utilization of SandStorm units and market share gains with private oil and gas operators.

We are committed to pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. During the first quarter of 2022, we completed the drilling of our Arkansas exploration well and commenced gathering of fluid samples for multiple Smackover formation brine zones. We expect the ongoing bromine and lithium fluid analysis will allow us to complete an inferred resources report for both the bromine and lithium in our approximately 31,100 net acre brine leases in Arkansas. We are in the process of bidding and awarding the work for a preliminary economic assessment (“PEA”) to determine the economics of developing 3,600 net acres under which we hold exclusive brine rights to meet the demand for bromine-based fluids for both a growing oil and gas market as well as a rapidly growing energy storage market. In addition to the bromine, we plan to extract lithium from the same brine feed which we expect will greatly benefit the financial returns for the project.

Substantially all of our former Compression Division’s operations were conducted through our partially-owned CSI Compressco subsidiary. On January 29, 2021, we closed the sale of the general partner of CSI Compressco, which included the sale of the incentive distribution rights (“IDRs”) in CSI Compressco and approximately 23.1% of the outstanding limited partner interests in CSI Compressco, referred to as the “GP Sale.” We recorded a book gain of $120.6 million during 2021 in connection with the GP Sale. This gain, most of which was non-cash, was a function of CSI Compressco having a negative carrying value within our consolidated balance sheet due to our share of cumulative losses and distributions. We have reflected the operations of our former Compression Division as discontinued operations for all periods presented. See Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information.

Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this report. In November 2020, the SEC issued a final rule to modernize and simplify Management’s Discussion and Analysis and certain financial disclosure requirements in SEC Regulation S-K. As permitted by this final rule, the analysis herein reflects the optional approach to discuss results of operations on a sequential-quarter basis, which we believe will provide information that is most useful in assessing our quarterly results of operations going forward. Also as required by the final rule, we have included the comparison of the current quarter to the prior-year quarter for this filing only, and will cease to provide this comparison in future filings. We will continue to provide a comparison of year-to-date results to the prior year-to-date period.

Three Months Ended March 31, 2022 compared with three months ended December 31, 2021.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	March 31, 2022	December 31, 2021	$ Change	% Change
	(in thousands, except percentages)
Revenues	$130,037	$113,148	$16,889	14.9%
Gross profit	32,420	19,188	13,232	69.0%
Gross profit as a percentage of revenue	24.9%	17.0%
Exploration and appraisal costs	1,930	—	1,930	100.0%
General and administrative expense	20,643	18,972	1,671	8.8%
General and administrative expense as a percentage of revenue	15.9%	16.8%
Interest expense, net	3,324	4,004	(680)	(17.0)%
Other income, net	(2,411)	(3,030)	619	(20.4)%
Income (loss) before taxes and discontinued operations	8,934	(758)	9,692	NM(1)
Income (loss) before taxes and discontinued operations as a percentage of revenue	6.9%	(0.7)%
Provision for income taxes	1,200	(55)	1,255	NM
Income (loss) before discontinued operations	7,734	(703)	8,437	NM
Discontinued operations:
Loss from discontinued operations, net of taxes	(15)	(475)	460	(96.8)%
Net income (loss)	7,719	(1,178)	8,897	NM
Income attributable to noncontrolling interest	1	37	(36)	(97.3)%
Net income (loss) attributable to TETRA stockholders	$7,720	$(1,141)	$8,861	NM
(1) Percent change is not meaningful

Consolidated revenues increased in the current quarter primarily due to an increase in overall activity for both the Completion Fluids & Products division and Water Management & Flowback division, as commodity prices continued to move upward for both crude oil and natural gas. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit as a percentage of revenue improved primarily due to a change in revenue mix, with a higher portion of revenues generated from our Completion Fluids & Products division, as well as a $3.8 million insurance settlement received in March 2022 from damage to our Lake Charles facility during Hurricane Laura in 2020. See Divisional Comparisons section below for additional discussion.

Consolidated exploration and appraisal costs were $1.9 million during the current quarter due to costs associated with our exploratory brine well in Arkansas.

Consolidated general and administrative expenses increased primarily due to $0.6 million in bad debt expense recoveries recorded in the prior quarter and a slight increase in salary and employee expenses.

Consolidated interest expense, net, decreased in the current year period primarily due to $13.0 million of repayments of our term credit facility during the fourth quarter of 2021.

Our consolidated provision for income taxes for the current year period is primarily attributable to taxes in certain non-U.S. jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three-months ended March 31, 2022 was 13.4% due to income generated during the quarter, partially offset by the utilization of net operating loss carryforwards in the United States as well as in certain non-U.S. jurisdictions for which a valuation allowance had been established. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Income from discontinued operations, net of taxes, for the prior quarter included a loss of $0.5 million for adjustments to the gain from the GP Sale.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended		Period to Period Change
	March 31, 2022	December 31, 2021	$ Change	% Change
	(in thousands, except percentages)
Revenues	$73,194	$59,829	$13,365	22.3%
Gross profit	26,147	15,288	10,859	71.0%
Gross profit as a percentage of revenue	35.7%	25.6%
Exploration and appraisal costs	1,930	—	1,930	100.0%
General and administrative expense	6,059	6,194	(135)	(2.2)%
General and administrative expense as a percentage of revenue	8.3%	10.4%
Interest income, net	(323)	(131)	(192)	146.6%
Other income, net	(811)	(5,643)	4,832	(85.6)%
Income before taxes	$19,292	$14,868	$4,424	29.8%
Income before taxes as a percentage of revenue	26.4%	24.9%

Revenues for our Completion Fluids & Products Division increased primarily due to increased Gulf of Mexico and Middle East completion fluid sales and associated services as a result of higher drilling and completions activity following the continued improvement in commodity prices. Our Northern European industrial business was negatively impacted from lower production volumes due to inflationary pressures for certain raw materials because of global shipping constraints and geopolitical events.

Gross profit for our Completion Fluids & Products Division increased compared to the prior year period due to a $3.8 million insurance settlement received in March 2022 from damage to our Lake Charles facility, as well as more revenues from higher-margin products and associated completion services, particularly in the Gulf of Mexico. Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, market demand for our products and services, drilling and completions activity, supply chain challenges and inflationary pressures.

Pretax income for our Completion Fluids & Products Division increased primarily due to the $10.9 million higher gross profit described above, partially offset by a $4.6 million decrease in other income, net due to prior quarter gains from our investment in Standard Lithium Ltd. (NYSE: SLI) (“Standard Lithium”), which we sold during the fourth quarter of 2021. Income before taxes also decreased due to $1.9 million of costs associated with the exploratory brine well drilled during the current year period.

Water & Flowback Services Division

	Three Months Ended		Period to Period Change
	March 31, 2022	December 31, 2021	$ Change	% Change
	(in thousands, except percentages)
Revenues	$56,843	$53,319	$3,524	6.6%
Gross profit	6,462	4,283	2,179	50.9%
Gross profit as a percentage of revenue	11.4%	8.0%
General and administrative expense	4,238	3,762	476	12.7%
General and administrative expense as a percentage of revenue	7.5%	7.1%
Interest income, net	—	4	(4)	(100.0)%
Other income, net	(458)	(632)	174	(27.5)%
Income before taxes	$2,682	$1,149	$1,533	133.4%
Income before taxes as a percentage of revenue	4.7%	2.2%

Revenues for our Water & Flowback Services Division increased in the current year period compared to the prior quarter, primarily in our water management services due to higher overall customer activity in the North America onshore business, combined with some pricing improvements. Customer activity levels have continued to improve, especially in the North America onshore business as crude oil and natural gas prices have increased.

The Water & Flowback Services Division reported improved gross profit compared to the prior quarter. While certain costs increased, our prices for services have improved as activity recovered, resulting in improved margins.

The Water & Flowback Services Division pretax income also increased due to the improved gross profit, slightly offset by an increase in general and administrative expense, primarily due to $0.6 million in bad debt expense recoveries recorded in the prior quarter.

Corporate Overhead

	Three Months Ended		Period to Period Change
	March 31, 2022	December 31, 2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$191	$386	$(195)	(50.5)%
General and administrative expense	10,346	9,017	1,329	14.7%
Interest expense, net	3,647	4,130	(483)	(11.7)%
Other (income) expense, net	(1,141)	3,245	(4,386)	(135.2)%
Loss before taxes	$(13,043)	$(16,778)	$3,735	(22.3)%

Corporate Overhead pretax loss decreased due to an increase in other (income) expense, net and a decrease in interest expense, net, offset by an increase in general and administrative expense.

General and administrative expense for our Corporate Overhead increased compared to the prior quarter primarily due to higher salary costs associated with the impact of higher stock price on certain long-term incentive awards.

Interest expense, net decreased in the current year primarily due to $13.0 million of repayments of our term credit facility during the fourth quarter of 2021.

Corporate other (income) expense, net improved compared to the prior quarter primarily due to the change in the unit price of the CSI Compressco common units we retained, improving from a $3.2 million loss in the prior quarter to a $1.1 million gain in the current period.

Three months ended March 31, 2022 compared with three months ended March 31, 2021.
Consolidated Comparisons

	Three Months Ended
	March 31,		Period to Period Change
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues	$130,037	$77,324	$52,713	68.2%
Gross profit	32,420	7,869	24,551	312.0%
Gross profit as a percentage of revenue	24.9%	10.2%
Exploration and appraisal costs	1,930	—	1,930	100.0%
General and administrative expense	20,643	20,012	631	3.2%
General and administrative expense as a percentage of revenue	15.9%	25.9%
Interest expense, net	3,324	4,404	(1,080)	(24.5)%
Other income, net	(2,411)	(4,772)	2,361	(49.5)%
Income (loss) before taxes and discontinued operations	8,934	(11,775)	20,709	175.9%
Income (loss) before taxes and discontinued operations as a percentage of revenue	6.9%	(15.2)%
Provision for income taxes	1,200	168	1,032	614.3%
Income (loss) before discontinued operations	7,734	(11,943)	19,677	164.8%
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(15)	120,990	(121,005)	(100.0)%
Net income	7,719	109,047	(101,328)	(92.9)%
Income (loss) attributable to noncontrolling interest	1	(333)	334	(100.3)%
Net income attributable to TETRA stockholders	$7,720	$108,714	$(100,994)	(92.9)%

Consolidated revenues increased in the current quarter primarily due to improving industry conditions compared to the prior year for both the Completion Fluids & Products division and the Water Management & Flowback division. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit increased in the current quarter primarily due to the increase in revenue, partially offset by an increase in costs associated with the higher activity levels described above. Gross profit as a percentage of revenue also improved, primarily due to a higher portion of revenues generated from our Completion Fluids & Products division, as well as a $3.8 million insurance settlement received in March 2022 associated with damage to our Lake Charles facility in 2020.

Consolidated exploration and appraisal costs were $1.9 million during the current quarter due to the costs associated with our exploratory brine well.

Consolidated general and administrative expenses increased for the current quarter compared to the prior year, primarily due to $2.8 million of increased wage and benefit related expenses because of reinstatement of full salaries and 401K match, partially offset by a $2.2 million decrease in professional fees primarily due to the GP Sale in the first quarter of the prior year.

Consolidated interest expense, net, decreased in the current quarter primarily due to $50.5 million of repayments of our term credit facility during 2021.

Consolidated other income, net, decreased in the current quarter, compared to the prior year quarter primarily due to a $1.8 million decrease in income related to unit price changes of our investment in CSI Compressco and a $1.1 million decrease in income from our shares in Standard Lithium, which were sold during the fourth quarter of 2021.

Consolidated provision for income taxes was $1.2 million during the current quarter, compared to $0.2 million during the prior year quarter. Our consolidated effective tax rate for the current quarter of 13.4% was primarily due to income generated during the quarter, partially offset by the utilization of net operating loss carryforwards in the United States as well as in certain non-U.S. jurisdictions for which a valuation allowance had been established.

Loss from discontinued operations, net of taxes, for the prior year quarter includes a $120.6 million primarily non-cash accounting gain from the deconsolidation of CSI Compressco. This gain is net of a $0.01 million tax provision after taking into consideration utilization of net operating loss and credit carryforwards.

Income (loss) attributable to noncontrolling interest included $(0.3) million from the prior year quarter associated with CSI Compressco’s results for the month of January, prior to the GP Sale.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended
	March 31,		Period to Period Change
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues	$73,194	$46,522	$26,672	57.3%
Gross profit	26,147	11,650	14,497	124.4%
Gross profit as a percentage of revenue	35.7%	25.0%
Exploration and appraisal costs	1,930	—	1,930	100.0%
General and administrative expense	6,059	4,306	1,753	40.7%
General and administrative expense as a percentage of revenue	8.3%	9.3%
Interest income, net	(323)	(138)	(185)	134.1%
Other income, net	(811)	(1,528)	717	(46.9)%
Income before taxes	$19,292	$9,010	$10,282	114.1%
Income before taxes as a percentage of revenue	26.4%	19.4%

Revenues for our Completion Fluids & Products Division increased compared to the prior year primarily due to increased International and Gulf of Mexico completion services as a result of increased activity following the significant improvement in commodity prices and leveraging opportunities to expand services to completion fluids customers.

Completion Fluids & Products Division gross profit for the current quarter increased compared to the prior year due to a $3.8 million insurance settlement received in March 2022 from damage to our Lake Charles facility in 2020, as well as more revenues from higher-margin completion fluids services and products.

Pretax income for our Completion Fluids & Products Division increased compared to the prior year driven by higher gross profit, partially offset by $1.9 million of costs associated with the exploratory brine well drilled during the current quarter and a $1.8 million increase in general and administrative costs due to higher activity levels. In addition, other income, net decreased due to the $1.1 million decrease in income from our Standard Lithium shares sold during the fourth quarter of 2021, partially offset by $0.3 million of higher income recognized from additional Standard Lithium shares received in May 2021 and recognized over a twelve-month term.

Water & Flowback Services Division

	Three Months Ended
	March 31,		Period to Period Change
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues	$56,843	$30,802	$26,041	84.5%
Gross profit (loss)	6,462	(3,615)	10,077	278.8%
Gross profit (loss) as a percentage of revenue	11.4%	(11.7)%
General and administrative expense	4,238	2,686	1,552	57.8%
General and administrative expense as a percentage of revenue	7.5%	8.7%
Interest income, net	—	(522)	522	(100.0)%
Other income, net	(458)	(299)	(159)	53.2%
Income (loss) before taxes	$2,682	$(5,480)	$8,162	148.9%
Income (loss) before taxes as a percentage of revenue	4.7%	(17.8)%

Revenues for our Water & Flowback Services Division increased for both water management and production testing due to higher customer drilling and completion activity compared to the prior year quarter. Customer activity levels have continued to improve, especially in the North America onshore business as crude oil and natural gas prices have recovered.

Gross profit for our Water & Flowback Services Division improved substantially from a loss in the prior year to double-digit profit in the current quarter, primarily due to higher revenues resulting from the increased activity levels described above and pricing improvements as activity levels improved.

The Water & Flowback Services Division reported higher pretax income in the current quarter primarily due to an improvement in the gross profit described above, slightly offset by an increase in general and administrative expense primarily due a $1.4 million increase in salary and employee expense from higher activity levels and salary reinstatement as well as a $0.5 million decrease in interest income.

Corporate Overhead

	Three Months Ended
	March 31,		Period to Period Change
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative expense	$10,346	$13,020	$(2,674)	(20.5)%
Interest expense, net	3,647	5,064	(1,417)	(28.0)%
Depreciation and amortization	191	170	21	12.4%
Other income, net	(1,141)	(2,946)	1,805	(61.3)%
Loss before taxes	$(13,043)	$(15,308)	$2,265	(14.8)%

Corporate Overhead pretax loss decreased due to lower general and administrative expense and lower interest expense, partially offset by lower other income, net. General and administrative expense decreased primarily due to $2.3 million lower professional services expenses due to the GP Sale and certain legal expenses during the prior year. Interest expense, net decreased primarily due to $50.5 million of repayments of our term credit facility during 2021. Corporate Overhead other income, net, decreased compared to the prior year primarily due to a $1.8 million decrease in income related to unit price changes of our investment in CSI Compressco.
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

 The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31, 2022
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(in thousands, except percentages)
Revenue	$73,194	$56,843	$—	$—	$130,037
Net income (loss) before taxes and discontinued operations	19,292	2,682	(10,346)	(2,694)	8,934
Insurance settlement	(3,750)	—	—	—	(3,750)
Exploration and appraisal costs	1,930	—	—	—	1,930
Adjustment to long-term incentives	—	—	784	—	784
Former CEO stock appreciation right expense	—	—	472	—	472
Adjusted income (loss) before taxes and discontinued operations	$17,472	$2,682	$(9,090)	$(2,694)	$8,370

Interest expense, net	(323)	—	—	3,647	3,324
Depreciation and amortization	1,948	5,543	—	188	7,679
Equity compensation expense	—	—	1,104	—	1,104
Adjusted EBITDA	$19,097	$8,225	$(7,986)	$1,141	$20,477

Adjusted EBITDA as % of revenue	26.1%	14.5%			15.7%

	Three Months Ended
	December 31, 2021
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(in thousands, except percentages)
Revenue	$59,828	$53,320	$—	$—	$113,148
Net income (loss) before taxes and discontinued operations	14,868	1,148	(9,017)	(7,757)	(758)
Adjustment to long-term incentives	—	—	495	—	495
Transaction and other expenses	(39)	39	62	—	62
Former CEO stock appreciation right expense	—	—	107	—	107
Restructuring and severance expenses	324	57	—	—	381
Stock warrant fair value adjustment	—	—	—	(56)	(56)
Impairments and other charges	—	—	—	132	132
Allowance for bad debt	—	(230)	—	—	(230)
Adjusted income (loss) before taxes and discontinued operations	$15,153	$1,014	$(8,353)	$(7,681)	$133

Interest expense, net	(131)	4	—	4,130	4,003
Depreciation and amortization	1,767	5,868	—	251	7,886
Equity compensation expense	—	—	1,052	—	1,052
Adjusted EBITDA	$16,789	$6,886	$(7,301)	$(3,300)	$13,074

Adjusted EBITDA as % of revenue	28.1%	12.9%			11.6%

	Three Months Ended
	March 31, 2021
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(in thousands, except percentages)
Revenue	$46,522	$30,802	$—	$—	$77,324
Net income (loss) before taxes and discontinued operations	9,010	(5,480)	(13,020)	(2,285)	(11,775)
Adjustment to long-term incentives	281	—	2,616	—	2,897
Transaction and other expenses	—	—	2,550	—	2,550
Former CEO stock appreciation right expense	—	—	509	—	509
Restructuring and severance expenses	181	—	160	—	341
Stock warrant fair value adjustment	—	—	—	323	323
Adjusted income (loss) before taxes and discontinued operations	$9,472	$(5,480)	$(7,185)	$(1,962)	$(5,155)

Interest expense, net	(138)	(522)	—	5,064	4,404
Adjusted depreciation and amortization	1,705	6,899	—	166	8,770
Equity compensation expense	—	—	962	—	962
Adjusted EBITDA	$11,039	$897	$(6,223)	$3,268	$8,981

Adjusted EBITDA as % of revenue	23.7%	2.9%			11.6%

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
Liquidity and Capital Resources

We believe that our capital structure allows us to meet our financial obligations despite current uncertain operating conditions and financial markets. Our liquidity at the end of first quarter was $95.3 million. Liquidity is defined as unrestricted cash plus availability under the ABL Credit Agreement and Swedish Credit Facility. Information about the terms and covenants of our debt agreements can be found in our 2021 Annual Report and in Note 5 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash, which include cash activity from our former Compression Division for January 2021 prior to the closing of the GP sale, are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating activities	$5,934	$5,825
Investing activities	(5,592)	(4,301)
Financing activities	722	(29,887)

Operating Activities

Consolidated cash flows provided by operating activities increased slightly compared to the first three months of 2021 primarily due to an increase in cash profit, partially offset by the effect of working capital movements and $0.9 million of prior-year cash flows provided by operating activities generated by CSI Compressco in January prior to closing of the GP Sale.

Investing Activities

Total cash capital expenditures during the first three months of 2022 were $9.3 million, which reflects front-loading our expected full year expenditures to accommodate industry-wide activity recoveries. Our Water & Flowback Services Division spent $7.4 million on capital expenditures, primarily to deploy additional SandStorm units to meet increased demands and maintain, automate and upgrade its water management and flowback equipment fleet. Our Completion Fluids & Products Division spent $1.9 million on capital expenditures.

Investing activities during the first three months of 2022 included a $3.8 million insurance settlement received in March 2022 from damage to our Lake Charles facility in 2020.

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

Lithium and Bromine Exploration Targets

We have rights to the brine underlying our approximately 31,100 net acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. With respect to approximately 27,500 acres of that total acreage, we had previously entered into an agreement granting Standard Lithium an option to acquire lithium rights. The agreements governing this option contemplate a 2.5% royalty that Standard Lithium would pay us based on gross lithium revenues. Additional information on these exploration targets is described in Part I, “Item 2. Properties” in our 2021 Annual Report.

In August 2021, we announced the completion of a preliminary technical assessment by an independent geological consulting firm to assess lithium and bromine exploration targets in our approximately 31,100 net acres. During the first quarter of 2022, we incurred $1.9 million to complete the drilling of our Arkansas exploration well and obtain fluid samples for multiple Smackover formation brine zones. We expect the ongoing bromine and lithium fluid analysis will allow us to complete an inferred resources report for both the bromine and lithium in our approximately 31,100 net acre brine leases in Arkansas. We are in the process of bidding and awarding the work for a PEA to determine the economics of developing 3,600 net acres under which we hold exclusive brine rights to meet the demand for bromine-based fluids for both a growing oil and gas market as well as a rapidly growing energy storage market. In addition to the bromine, we plan to extract lithium from the same brine feed which we expect will greatly benefit the financial returns for the project.

Financing Activities

As a result of TETRA’s strong cash flow from operations in 2020 and the proceeds from the GP Sale, during the first three months of 2021, we repaid $29.5 million on our term credit agreement. We repaid an additional $21.0 million on our term credit agreement during 2021 using proceeds from the sale of Standard Lithium shares and cash flows from operations. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

Long-Term Debt

Asset-Based Credit Agreement. As of March 31, 2022, our ABL Credit Agreement provides for a senior secured revolving credit facility of up to $80.0 million, with a $20.0 million accordion. The credit facility is subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable, certain accrued receivables and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, accrued receivables and the value of our inventory, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement. As of March 31, 2022, we had $0.8 million outstanding and $6.0 million in letters of credit and guarantees against our ABL Credit Agreement and availability of $58.6 million, subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement.

Swedish Credit Facility. In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden. As of March 31, 2022, we had $1.5 million outstanding and availability of approximately $3.8 million United States dollars under this agreement. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2022 and the Company intends to renew it annually.

Finland Credit Agreement. The Company also entered into a new credit agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of March 31, 2022, there were US$1.8 million of letters of credit outstanding against the Finland Credit Agreement.

Term Credit Agreement.    The term credit agreement is scheduled to mature on September 10, 2025. Our term credit agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the term credit agreement) within five business days of filing our Annual Report. As of April 29, 2022, $163.1 million in aggregate principal amount of our term credit agreement is outstanding.

Other Sources and Uses of Cash

In addition to the aforementioned credit facilities and senior notes, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of March 31, 2022, the market value of our investment in CSI Compressco was $7.3 million, with no holding restrictions on our ability to monetize our interest. We also hold a $5.0 million investment in convertible notes issued by CarbonFree as of March 31, 2022. In addition, we are party to agreements in which Standard Lithium has the right to explore, produce and extract Lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. We expect to receive 400,000 shares of Standard Lithium stock during the second quarter of 2022 under the terms of this agreement.

Should additional capital be required, the ability to raise such capital through the issuance of additional debt or equity securities may currently be limited. Instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. If it is necessary to issue additional equity to fund our capital needs, additional dilution of our common stockholders will occur. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transactions are in the best interest of our business. In challenging economic environments, we may experience increased delays and failures by customers to pay our invoices. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity. An increase of unpaid receivables would also negatively affect our borrowing availability under the ABL Credit Agreement.

As of March 31, 2022, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
Critical Accounting Policies and Estimates

    There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our 2021 Annual Report. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Commitments and Contingencies

Litigation

For information regarding litigation, see - Note 6 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Long-Term Debt

For information on our credit agreements, see our 2021 Annual Report and Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. Information about the terms and covenants of our lease agreements can be found in our 2021 Annual Report.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. Information about our product purchase obligations can be found in our 2021 Annual Report.
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

Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our 2021 Annual Report, and those described from time to time in our future reports filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. Borrowings under our Swedish Credit Facility bear interest at a fixed rate of 2.95%. Borrowings under our ABL Credit Agreement bear interest at an agreed-upon percentage rate spread above LIBOR. Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) LIBOR (subject to a 1% floor) plus a margin of 6.25% per annum or (ii) a base rate plus a margin of 5.25% per annum. The following table sets forth as of March 31, 2022, the principal amount due under our long-term debt obligations and their respective weighted average interest rates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

		Interest	March 31, 2022
	Scheduled Maturity	Rate
			(in thousands)
Swedish Credit Facility	December 31, 2022	2.95%	$1,533
Asset-based credit agreement	September 10, 2023	4.75%	800
Term credit agreement	September 10, 2025	7.25%	163,071
TETRA total debt, including current portion			$165,404

Exchange Rate Risk

We are exposed to fluctuations between the U.S. dollar and the euro with regard to our euro-denominated operating activities. We also have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into 30-day foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of March 31, 2022, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

For information regarding litigation, see “Item 1. Legal Proceedings” in our 2021 Annual Report and Note 6 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.

As of the date of this filing, TETRA and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
January 1 – January 31, 2022	—	$—	—	$—
February 1 – February 28, 2022	—	—	—	—
March 1 – March 31, 2022	—	—	—	—
Total	—		—	$—
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
+    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2022 and 2021; (iii) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (iv) Consolidated Statements of Equity for the three-month periods ended March 31, 2022 and 2021 ; (v) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements for the three months ended March 31, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	May 2, 2022	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	May 2, 2022	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	May 2, 2022	By:	/s/Richard D. O’Brien
Richard D. O’Brien
Vice President – Finance and Global Controller
Principal Accounting Officer