Form 10-Q
period 2022-06-30
TETRA TECHNOLOGIES INC
filed 2022-08-02
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

 As of July 29, 2022, there were 128,255,427 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product sales	$70,301	$62,583	$140,356	$107,615
Services	70,415	39,743	130,397	72,035
Total revenues	140,716	102,326	270,753	179,650
Cost of revenues:
Cost of product sales	48,341	42,477	94,345	74,460
Cost of services	54,258	34,731	101,942	63,362
Depreciation, amortization, and accretion	7,748	8,236	15,427	17,187
Impairments and other charges	2,262	449	2,262	449
Insurance recoveries	—	—	(3,750)	(110)
Total cost of revenues	112,609	85,893	210,226	155,348
Gross profit	28,107	16,433	60,527	24,302
Exploration and appraisal costs	634	—	2,564	—
General and administrative expense	23,620	17,351	44,263	37,363
Interest expense, net	3,610	3,886	6,934	8,290
Other (income) expense, net	(1,037)	466	(3,448)	(4,306)
Income (loss) before taxes and discontinued operations	1,280	(5,270)	10,214	(17,045)
(Benefit) provision for income taxes	(479)	1,384	721	1,552
Income (loss) before discontinued operations	1,759	(6,654)	9,493	(18,597)
Discontinued operations:
(Loss) income from discontinued operations, net of taxes	(34)	(126)	(49)	120,864
Net income (loss)	1,725	(6,780)	9,444	102,267
Less: loss (income) attributable to noncontrolling interests(1)	20	27	21	(306)
Net income (loss) attributable to TETRA stockholders	$1,745	$(6,753)	$9,465	$101,961
Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.05)	$0.07	$(0.15)
Income from discontinued operations	—	—	—	0.96
Net income (loss) attributable to TETRA stockholders	$0.01	$(0.05)	$0.07	$0.81
Weighted average basic shares outstanding	127,992	126,583	127,627	126,365
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.05)	$0.07	$(0.15)
Income from discontinued operations	—	—	—	0.96
Net income (loss) attributable to TETRA stockholders	$0.01	$(0.05)	$0.07	$0.81
Weighted average diluted shares outstanding	130,099	126,583	129,654	126,365
(1)     (Income) loss attributable to noncontrolling interests includes zero for the three months ended June 30, 2022 and 2021, respectively, and zero and $(333) income for the six months ended June 30, 2022 and 2021, respectively, related to discontinued operations.

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$1,725	$(6,780)	$9,444	$102,267
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2022 and 2021	(3,414)	2,157	(3,222)	(622)
Comprehensive income (loss)	(1,689)	(4,623)	6,222	101,645
Less: Comprehensive (income) loss attributable to noncontrolling interests	20	27	21	(306)
Comprehensive income (loss) attributable to TETRA stockholders	$(1,669)	$(4,596)	$6,243	$101,339

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,332	$31,551
Trade accounts receivable, net of allowances of $541 in 2022 and $289 in 2021	104,062	91,202
Inventories	62,604	69,098
Prepaid expenses and other current assets	20,698	18,539
Total current assets	223,696	210,390
Property, plant, and equipment:
Land and building	24,420	26,380
Machinery and equipment	342,274	345,454
Automobiles and trucks	14,079	16,174
Chemical plants	59,402	61,565
Construction in progress	12,776	5,349
Total property, plant, and equipment	452,951	454,922
Less accumulated depreciation	(358,233)	(365,946)
Net property, plant, and equipment	94,718	88,976
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $45,022 in 2022 and $44,323 in 2021	34,752	36,958
Operating lease right-of-use assets	35,127	36,973
Investments	14,167	11,233
Other assets	14,154	13,736
Total other assets	98,200	98,900
Total assets	$416,614	$398,266

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$44,999	$37,943
Current portion of long-term debt	11	—
Compensation and employee benefits	23,485	20,811
Operating lease liabilities, current portion	8,255	8,108
Accrued taxes	7,295	7,085
Accrued liabilities and other	24,155	21,810
Current liabilities associated with discontinued operations	1,367	1,385
Total current liabilities	109,567	97,142
Long-term debt, net	153,191	151,936
Operating lease liabilities	29,160	31,429
Asset retirement obligations	13,244	12,984
Deferred income taxes	1,432	1,669
Other liabilities	4,484	4,543
Total long-term liabilities	201,511	202,561
Commitments and contingencies
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at June 30, 2022 and December 31, 2021; 131,394,102 shares issued at June 30, 2022 and 130,075,838 shares issued at December 31, 2021	1,314	1,301
Additional paid-in capital	476,381	475,624
Treasury stock, at cost; 3,138,675 shares held at June 30, 2022, and at December 31, 2021	(19,957)	(19,957)
Accumulated other comprehensive loss	(50,154)	(46,932)
Retained deficit	(300,867)	(310,332)
Total TETRA stockholders’ equity	106,717	99,704
Noncontrolling interests	(1,181)	(1,141)
Total equity	105,536	98,563
Total liabilities and equity	$416,614	$398,266

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2021	$1,301	$475,624	$(19,957)	$(46,932)	$(310,332)	$(1,141)	$98,563
Net income for first quarter 2022	—	—	—	—	7,720	(1)	7,719
Translation adjustment, net of taxes of $0	—	—	—	192	—	—	192
Comprehensive income							7,911
Equity compensation expense	—	1,104	—	—	—	—	1,104
Other	7	(673)	—	—	—	(10)	(676)
Balance at March 31, 2022	$1,308	$476,055	$(19,957)	$(46,740)	$(302,612)	$(1,152)	$106,902
Net income for second quarter 2022	—	—	—	—	1,745	(20)	1,725
Translation adjustment, net of taxes of $0	—	—	—	(3,414)	—	—	(3,414)
Comprehensive loss							(1,689)
Equity compensation expense	—	1,159	—	—	—	—	1,159
Other	6	(833)	—	—	—	(9)	(836)
Balance at June 30, 2022	$1,314	$476,381	$(19,957)	$(50,154)	$(300,867)	$(1,181)	$105,536

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2020	$1,289	$472,134	$(19,484)	$(49,914)	$(413,665)	$80,702	$71,062
Net income for first quarter 2021	—	—	—	—	108,714	333	109,047
Translation adjustment, net of taxes of $0	—	—	—	(2,779)	—	—	(2,779)
Comprehensive income							106,268
Deconsolidation of CSI Compressco	—	—	—	7,168	—	(82,775)	(75,607)
Equity award activity	6	—	—	—	—	—	6
Treasury stock activity, net	—	—	(449)	—	—	—	(449)
Equity compensation expense	—	962	—	—	—	580	1,542
Other	—	(574)	—	—	—	219	(355)
Balance at March 31, 2021	$1,295	$472,522	$(19,933)	$(45,525)	$(304,951)	$(941)	$102,467
Net loss for second quarter 2021	—	—	—	—	(6,753)	(27)	(6,780)
Translation adjustment, net of taxes of $0	—	—	—	2,157	—	—	2,157
Comprehensive loss							(4,623)
Dividend	—	—	—	—	—	(119)	(119)
Equity award activity	2	—	—	—	—	—	2
Treasury stock activity, net	—	—	(6)	—	—	—	(6)
Equity compensation expense	—	1,592	—	—	—	—	1,592
Other	—	(242)	—	—	—	(14)	(256)
Balance at June 30, 2021	$1,297	$473,872	$(19,939)	$(43,368)	$(311,704)	$(1,101)	$99,057

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$9,444	$102,267
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	15,427	17,215
Gain on GP Sale	—	(120,574)
Impairment and other charges	2,262	449
Gain on investments	(390)	(5,613)
Equity-based compensation expense	2,263	2,554
Provision for doubtful accounts	244	216
Amortization and expense of financing costs	1,573	1,429
Insurance recoveries associated with damaged equipment	(3,750)	(110)
Warrants fair value adjustment	—	3,021
Gain on sale of assets	(719)	(275)
Other non-cash charges	(313)	(176)
Changes in operating assets and liabilities:
Accounts receivable	(14,581)	(15,694)
Inventories	4,519	5,456
Prepaid expenses and other current assets	(2,282)	(2,442)
Trade accounts payable and accrued expenses	11,185	21,295
Other	(1,079)	(1,411)
Net cash provided by operating activities	23,803	7,607
Investing activities:
Purchases of property, plant, and equipment, net	(20,412)	(12,489)
Proceeds from GP Sale, net of cash divested	—	18
Proceeds from sale of property, plant, and equipment	1,194	754
Proceeds from insurance recoveries associated with damaged equipment	3,750	110
Other investing activities	(451)	1,156
Net cash used in investing activities	(15,919)	(10,451)
Financing activities:
Proceeds from long-term debt	1,667	—
Principal payments on long-term debt	(3,267)	(29,320)
Payments on financing lease obligations	(1,174)	—
Debt issuance costs and other financing activities	—	(455)
Net cash used in financing activities	(2,774)	(29,775)
Effect of exchange rate changes on cash	(329)	(896)
Increase (decrease) in cash and cash equivalents	4,781	(33,515)
Cash and cash equivalents and restricted cash at beginning of period	31,551	83,894
Cash and cash equivalents at beginning of period associated with discontinued operations	—	16,577
Cash and cash equivalents and restricted cash at beginning of period associated with continuing operations	31,551	67,317
Cash and cash equivalents and restricted cash at end of period associated with continuing operations	$36,332	$50,379

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

We are an industrial and oil and gas products and services company operating on six continents, focused on bromine-based completion fluids, calcium chloride, water management solutions, frac flowback and production well testing services. We were incorporated in Delaware in 1981 and are composed of two segments – Completion Fluids & Products Division and Water & Flowback Services Division. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its subsidiaries on a consolidated basis.

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended June 30, 2022 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2022.

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2021 included in our 2021 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the second quarter of 2022.

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

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada, Brazil,

and certain of our operations in Mexico, respectively. The United States dollar is the designated functional currency for all of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(0.8) million and $(1.6) million during the three and six months ended June 30, 2022, respectively, and $(0.2) million and $(1.0) million during the three and six months ended June 30, 2021, respectively.

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

Supplemental Cash Flow Information

Supplemental cash flow information from continuing and discontinued operations is as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Supplemental cash flow information(1):
Interest paid	$8,056	$7,577
Income taxes paid	1,470	853
Decrease in accrued capital expenditures	1,712	1,434
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

NOTE 2 – DISCONTINUED OPERATIONS

On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan Energy Partners, LP (“Spartan”) pursuant to which we sold the general partner of CSI Compressco, including the incentive distribution rights (“IDRs”) in CSI Compressco LP, (“CSI Compressco”), and approximately 23.1% of the outstanding limited partner interests in CSI Compressco, in exchange for the combination of $13.9 million in cash and $3.1 million in contingent consideration in the form of cash and/or CSI Compressco common units if CSI Compressco achieves certain financial targets on or before December 31, 2022. Throughout this Quarterly Report, we refer to this transaction as the “GP Sale.” Following the closing of the transaction, we retained an interest in CSI Compressco representing approximately 3.7% of the outstanding common units as of June 30, 2022. As a result of these transactions, we no longer consolidate CSI Compressco as of January 29, 2021. We recognized a primarily non-cash accounting gain of $120.6 million during the three-month period ended March 31, 2021 related to the GP Sale. The gain is included in income (loss) from discontinued operations, net of taxes in our consolidated statement of operations. We provided back-office support to CSI Compressco under a Transition Services Agreement that ended during the three-month period ended March 31, 2022. During the three months ended June 30, 2022, we sold equipment to CSI Compressco for approximately $0.3 million. Our interest in CSI Compressco and the general partner represented substantially all of our Compression Division.

In addition, on March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division, consisting of our Offshore Services and Maritech segments. Our former Compression and Offshore Divisions are reported as discontinued operations for all periods presented. Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of comprehensive income, statements of equity and statements of cash flows combine continuing and discontinued operations. Our prior-year consolidated statement of operations, statement of comprehensive income, statement of equity and statement of cash flows include CSI Compressco activity for January 1 through January 29 in 2021. Our consolidated statements of cash flows for the six-month period ended June 30, 2021 included $3.0 million, of capital expenditures related to our former Compression division. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands, unaudited)

	Three Months Ended June 30, 2022
	Offshore Services	Maritech	Total
Major classes of line items constituting loss from discontinued operations
Cost of revenues	$54	$—	$54
General and administrative expense	8	—	$8
Other expense, net	—	(28)	(28)
Pretax income (loss) from discontinued operations	(62)	28	(34)
Loss from discontinued operations attributable to TETRA stockholders			$(34)

	Three Months Ended June 30, 2021
	Compression	Offshore Services	Total
Major classes of line items constituting loss from discontinued operations
General and administrative expense	—	5	5
Other (income) expense, net	121	—	121
Pretax loss from discontinued operations	(121)	(5)	(126)
Loss from discontinued operations attributable to TETRA stockholders			$(126)

	Six Months Ended June 30, 2022
	Offshore Services	Maritech	Total
Major classes of line items constituting income from discontinued operations
Cost of revenues	55	—	55
General and administrative expense	22	—	22
Other expense, net	—	(28)	(28)
Pretax income (loss) from discontinued operations	(77)	28	(49)
Loss from discontinued operations attributable to TETRA stockholders			$(49)

	Six Months Ended June 30, 2021
	Compression	Offshore Services	Total
Major classes of line items constituting loss from discontinued operations
Revenue	$18,968	$—	$18,968
Cost of revenues	11,474	28	11,502
General and administrative expense	2,795	—	2,795
Interest expense, net	4,336	—	4,336
Other expense, net	15	—	15
Pretax income (loss) from discontinued operations	348	(28)	320
Pretax gain on disposal of discontinued operations			120,574
Total pretax income from discontinued operations			120,894
Income tax provision			30
Total income from discontinued operations			120,864
Income from discontinued operations attributable to noncontrolling interest			(333)
Income from discontinued operations attributable to TETRA stockholders			$120,531

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	June 30, 2022
	Offshore Services	Maritech	Total

	(unaudited)
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$1,272	$—	$1,272
Accrued liabilities and other	—	95	95
Total liabilities associated with discontinued operations	$1,272	$95	$1,367

	December 31, 2021
	Offshore Services	Maritech	Total
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$1,157	$—	$1,157
Accrued liabilities and other	—	228	228
Total liabilities associated with discontinued operations	$1,157	$228	$1,385

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our contract asset balances, primarily associated with contractual invoicing milestones and/or customer documentation requirements, were $32.2 million and $20.5 million as of June 30, 2022 and December 31, 2021, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. We are also party to agreements in which Standard Lithium Ltd. (“Standard Lithium”) has the right to explore, and an option to acquire the rights to produce and extract lithium in our Arkansas leases as well as other potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Unearned income balances were $7.9 million and $3.2 million as of June 30, 2022 and December 31, 2021, respectively, and vary based on the timing of invoicing and performance obligations being met and the timing of the receipt of stock and shares from Standard Lithium. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. We recognized approximately $0.8 million and $0.5 million of income during the six-month periods ended June 30, 2022 and June 30, 2021, respectively, related to the Standard Lithium arrangements. These amounts are included in other income, net in our consolidated statements of operations. Other revenue recognized during the three-month and six-month periods ended June 30, 2022 and the three-month period ended June 30, 2021 deferred as of the beginning of the period was not significant. During the six-month period ended June 30, 2021, we recognized approximately $1.4 million of revenue deferred as of the preceding year end. During the three-month and six-month periods ended June 30, 2022 and June 30, 2021, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 10 - “Industry Segments.” In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Completion Fluids & Products
United States	$34,344	$25,229	$73,188	$49,824
International	40,454	39,378	74,804	61,304
	74,798	64,607	147,992	111,128
Water & Flowback Services
United States	61,654	35,463	114,417	64,395
International	4,264	2,256	8,344	4,127
	65,918	37,719	122,761	68,522
Total Revenue
United States	95,998	60,692	187,605	114,219
International	44,718	41,634	83,148	65,431
	$140,716	$102,326	$270,753	$179,650
NOTE 4 – INVENTORIES

Components of inventories as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Finished goods	$52,924	$59,925
Raw materials	2,872	2,827
Parts and supplies	5,048	4,713
Work in progress	1,760	1,633
Total inventories	$62,604	$69,098

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.
NOTE 5 – INVESTMENTS
Following the closing of the GP Sale, we continue to own approximately 3.7% of the outstanding CSI Compressco common units as of June 30, 2022. In addition, we are party to agreements in which Standard Lithium has the right to explore, and an option to acquire the rights to produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium (NYSE:SLI) under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. See Note 8 - “Fair Value Measurements” for further information.
In May 2021, we signed a memorandum of understanding (“MOU”) with CarbonFree, a carbon capture company with patented technologies that capture CO2 and mineralize emissions to make commercial, carbon-negative chemicals. Although the MOU expired in May 2022 at the end of its twelve-month term, we have an intellectual property joint development agreement in place with CarbonFree to evaluate potential new technologies. In December 2021, we invested $5.0 million in a convertible note issued by CarbonFree. Our exposure to potential losses by CarbonFree is limited to our investment in the convertible note and associated accrued interest.
Our investments as of June 30, 2022 and December 31, 2021, consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Investment in CSI Compressco	$6,862	$6,233
Investment in CarbonFree	5,609	5,000
Investment in Standard Lithium	$1,696	$—
Total Investments	$14,167	$11,233
NOTE 6 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of June 30, 2022 and December 31, 2021, consists of the following:

	Scheduled Maturity	June 30, 2022	December 31, 2021

		(in thousands)
Swedish Credit Facility	December 31, 2022	$11	$—
Asset-based credit agreement(1)	May 31, 2025	—	67
Term credit agreement(2)	September 10, 2025	153,191	151,869
Total debt		153,202	151,936
Less current portion		(11)	—
Total long-term debt		$153,191	$151,936
(1) Net of unamortized deferred financing costs of zero and $1.5 million as of June 30, 2022 and December 31, 2021, respectively. Deferred financing costs of $1.3 million as of June 30, 2022, were classified as other long-term assets on the accompanying consolidated balance sheet as there was no outstanding balance on our asset-based credit agreement.
(2) Net of unamortized discount of $4.0 million and $4.5 million as of June 30, 2022 and December 31, 2021, respectively, and net of unamortized deferred financing costs of $5.9 million and $6.7 million as of June 30, 2022 and December 31, 2021, respectively.

Swedish Credit Facility

In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of June 30, 2022, we had less than US$0.1 million outstanding and availability of approximately US$4.9 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2022 and the Company intends to renew it annually.

Finland Credit Agreement

The Company also entered into a new agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of June 30, 2022, there were US$1.4 million of letters of credit outstanding against the Finland Credit Agreement.

ABL Credit Agreement

As of June 30, 2022, our asset-based credit agreement (“ABL Credit Agreement’) provides for a senior secured revolving credit facility of up to $80.0 million, with a $20.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom.

As of June 30, 2022, we had zero outstanding and $6.0 million in letters of credit and guarantees under our ABL Credit Agreement, respectively. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $61.8 million under this agreement.

Term Credit Agreement

    As of June 30, 2022 we had $153.2 million outstanding, net of unamortized discounts and unamortized deferred financing costs under our term credit agreement (“Term Credit Agreement”). The Term Credit Agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report. As of June 30, 2022, the interest rate per annum on borrowings under the Term Credit Agreement is 7.92%. For additional information on our Term Credit agreement, see our 2021 Annual Report.

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of June 30, 2022, we are in compliance with all covenants under the credit agreements.
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

There have been no material developments in our legal proceedings during the quarter ended June 30, 2022. For a discussion of our legal proceedings, please see our 2021 Annual Report.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of June 30, 2022, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $104.6 million, including $3.0 million for the remainder of 2022, an average of $15.7 million per year from 2023 to 2026 and $40.2 million thereafter, extending through 2029.

NOTE 8 – FAIR VALUE MEASUREMENTS

Financial Instruments

Investments

We retained an interest in CSI Compressco (NASDAQ: CCLP) representing approximately 3.7% of CSI Compressco’s outstanding common units as of June 30, 2022.

In December 2021, we invested in a $5.0 million convertible note issued by CarbonFree. Our investment in CarbonFree is recorded in investments on our consolidated balance sheets based on an internal valuation with assistance from a third-party valuation specialist (a Level 3 fair value measurement). The valuation is impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings.

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

Our investments in CSI Compressco and Standard Lithium are recorded based on the quoted market stock price in active markets (a Level 1 fair value measurement). Changes in the value of stock are recorded in other income (expense) in our consolidated statements of operations.

Recurring and nonrecurring fair value measurements by valuation hierarchy as of June 30, 2022 and December 31, 2021, are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$6,862	$6,862	$—	$—
Investment in CarbonFree	5,609	—	—	5,609
Investment in Standard Lithium	1,696	1,696	—	—
Investments	$14,167

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$6,233	$6,233	$—	$—
Investment in CarbonFree	$5,000	$—	—	$5,000
Investments	$11,233

Impairments

During the second quarter of 2022, our Completion Fluids & Products and Water & Flowback Services Divisions each recorded certain inventory and long-lived tangible asset impairments. Our Water & Flowback Services Division recorded impairments, including $1.3 million of equipment, $0.2 million of inventory, and $0.5 million for land and buildings. The Completion Fluids & Products Division also recorded a $0.2 million impairment related to obsolete inventory. The inventory and equipment were written down to zero or scrap value. The fair value of land and buildings of $0.4 million was estimated based on recent sales price per square acre or square foot of comparable properties (a Level 3 fair value measurement) in accordance with the fair value hierarchy.

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
NOTE 9 – NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Number of weighted average common shares outstanding	127,992	126,583	127,627	126,365
Assumed exercise of equity awards and warrants	2,107	—	2,027	—
Average diluted shares outstanding	130,099	126,583	129,654	126,365

The average diluted shares outstanding excludes the impact of certain outstanding equity awards and warrants of 2,013,000 and 1,740,000 shares for the three and six-month periods ended June 30, 2021, respectively, as the inclusion of these shares would have been anti-dilutive due to the net loss from continuing operations recorded during these periods.

NOTE 10 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Division and Water & Flowback Services Division.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$70,227	$62,565	$140,115	$107,583
Water & Flowback Services Division	74	18	241	32
Consolidated	$70,301	$62,583	$140,356	$107,615

Services
Completion Fluids & Products Division	$4,571	$2,042	$7,877	$3,545
Water & Flowback Services Division	65,844	37,701	122,520	68,490
Consolidated	$70,415	$39,743	$130,397	$72,035

Total revenues
Completion Fluids & Products Division	$74,798	$64,607	$147,992	$111,128
Water & Flowback Services Division	65,918	37,719	122,761	68,522
Consolidated	$140,716	$102,326	$270,753	$179,650

Income (loss) before taxes
Completion Fluids & Products Division	$15,261	$16,427	$34,553	$25,438
Water & Flowback Services Division	1,644	(4,978)	4,326	(10,458)
Interdivision eliminations	3	3	6	6
Corporate Overhead(1)	(15,628)	(16,722)	(28,671)	(32,031)
Consolidated	$1,280	$(5,270)	$10,214	$(17,045)
(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
General and administrative expense	$11,542	$9,543	$21,888	$22,564
Depreciation and amortization	172	248	363	418
Interest expense	3,894	4,044	7,541	9,107
Warrants fair value adjustment (income) expense	—	2,698	—	3,021
Other general corporate income, net	20	189	(1,121)	(3,079)
Total	$15,628	$16,722	$28,671	$32,031

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
Business Overview
We are an industrial and oil and gas products and services company operating on six continents, focused on bromine-based completion fluids, calcium chloride, water management solutions, frac flowback and production well testing services. Calcium chloride is used in the oil and gas industry, and also has broad industrial applications to the agricultural, road, food and beverage and lithium production markets. We are composed of two segments – Completion Fluids & Products Division and Water & Flowback Services Division.

Customer activity levels continued to trend upward as sustained high oil prices increased to an average of approximately $109 per barrel for the second quarter of 2022, and natural gas prices averaged $7.50 per million Btu. As a result, second quarter consolidated revenue of $270.8 million is very comparable to the pre-pandemic period, but with significantly fewer operating frac crews in the United States.

Completion Fluids & Products Division revenues were slightly higher sequentially, with the seasonal increase for our Northern Europe industrial chemicals business partially offset by lower Gulf of Mexico and international fluid sales as the first quarter benefited from sales pulling forward from the second quarter. However with much higher oil prices continuing to drive demand, revenues were significantly higher compared to the prior year quarter, primarily due to higher completions activity in the Gulf of Mexico and international markets. While drilling and completion activity has not returned to pre-pandemic levels, we have continued to successfully leverage opportunities to expand integrated services to completion fluids customers, resulting in Completion Fluids & Products revenues reaching near pre-pandemic levels. Our Completion Fluids & Products Division also continued to ship TETRA's high purity zinc bromine solution, TETRA PureFlow® to Eos Energy Enterprises, Inc. ("Eos") (NASDAQ: EOSE) under our recent strategic partnership. Our sales to Eos increased materially during the second quarter compared to the first quarter of 2022 as Eos expands its production capacity to meet its growing backlog and to service its increasing number of identified opportunities

We have not historically directly purchased any significant volumes of raw materials from Russia nor from Ukraine. Additionally, we have not historically sold any significant volumes of product to Russia or to Ukraine. However, one of our raw material providers sourced one of their raw materials from Russia or Ukraine. Because of the ongoing conflict between Russia and Ukraine, toward the end of the first quarter, our primary European supplier of certain raw materials advised us of supply constraints with one of their suppliers of a key raw material used in their manufacturing process. This raw material is a widely used, global commodity but the disruption to the current supply chain has caused some impact on their production which in turn has caused a reduction in delivered volumes of certain raw materials to our plant in Finland where we manufacture calcium chloride, which has decreased our calcium chloride production volumes and had some impact on second quarter margins. Our supplier has sourced their material from an alternative location and resumed supplying reduced volumes to us. We are also continuing to work with secondary and tertiary raw material providers on options to address the situation and mitigate the financial impact and we are told from our primary provider that they expect improved deliveries and a more normalized supply chain as they progress through the second half of the year. The exact financial impact remains difficult to quantify at this time and is dependent on our ability to find alternative sources of certain raw materials from suppliers not directly or indirectly impacted by the conflict or the ability of our primary supplier to source alternative raw material sources.

Our Water & Flowback Services revenues improved over the first quarter and significantly compared to the second quarter of 2021 due to a combination of continued increases in customer activity levels and continued price recovery, particularly in the United States onshore land business. The second quarter revenue for our United States land business was the highest since the third quarter of 2019, despite significantly lower drilling and fracking activity compared to prior years. We continue to add TETRA SandStormTM (“SandStorm”) units to United States onshore markets at rates approaching pre-pandemic pricing. We continue to see strong utilization for our SandStorm technology and continue to invest additional capital for new units as activity remains strong. During the quarter, we secured a patent on this unique sand filtration technology. Our focus on produced water treatment and recycling continues to generate results with four new recycling projects added during the second quarter. Revenue growth was a result of the continued increase in the number of integrated projects and customers, high utilization of SandStorm units and market share gains with private oil and gas operators.

We are committed to pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. During the first quarter of 2022, we completed the drilling of our Arkansas exploration well and, during the second quarter of 2022, we secured samples for multiple Smackover formation brine zones. Ongoing bromine and lithium fluid analysis from these samples is being used to progress a resource report for both the bromine and lithium in our approximately 31,100 net acre brine leases in Arkansas. The resource report is expected to be completed in the third quarter of 2022. We are also in the process of completing an engagement agreement with an engineering firm to begin work on a Preliminary Economic Assessment (“PEA”) to determine the economics of developing 3,600 net acres under which we hold exclusive brine rights to meet the demand for bromine-based fluids for both a growing oil and gas market as well as a rapidly growing energy storage market. In addition to the bromine, we plan to ultimately extract lithium from the same brine feed, which we expect will greatly benefit the financial returns for the project.

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

Three months ended June 30, 2022 compared with three months ended March 31, 2022.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2022	2022
	(in thousands, except percentages)
Revenues	$140,716	$130,037	$10,679	8.2%
Gross profit	28,107	32,420	(4,313)	(13.3)%
Gross profit as a percentage of revenue	20.0%	24.9%
Exploration and appraisal costs	634	1,930	(1,296)	(67.2)%
General and administrative expense	23,620	20,643	2,977	14.4%
General and administrative expense as a percentage of revenue	16.8%	15.9%
Interest expense, net	3,610	3,324	286	8.6%
Other income, net	(1,037)	(2,411)	1,374	(57.0)%
Income before taxes and discontinued operations	1,280	8,934	(7,654)	(85.7)%
Income before taxes and discontinued operations as a percentage of revenue	0.9%	6.9%
(Benefit) provision for income taxes	(479)	1,200	(1,679)	NM(1)
Income before discontinued operations	1,759	7,734	(5,975)	(77.3)%
Discontinued operations:
Loss from discontinued operations, net of taxes	(34)	(15)	(19)	126.7%
Net income	1,725	7,719	(5,994)	(77.7)%
Loss attributable to noncontrolling interests	20	1	19	NM
Net income attributable to TETRA stockholders	$1,745	$7,720	$(5,975)	(77.4)%
(1) Percent change is not meaningful

Consolidated revenues increased in the current quarter primarily due to an increase in overall activity for both the Completion Fluids & Products division and Water & Flowback Services division, as sustained high commodity prices continued for both crude oil and natural gas. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit as a percentage of revenue decreased primarily due to the $3.8 million insurance settlement received in March 2022 from prior damage to our Lake Charles facility, and $2.3 million of impairments recognized in the current quarter. See Divisional Comparisons section below for additional discussion.

Consolidated exploration and appraisal costs decreased as the drilling of our exploratory brine well in Arkansas was completed during the first quarter of 2022 and sample analysis continued during the second quarter.

Consolidated general and administrative expenses increased primarily due to $2.3 million of increased salary and employee expenses. Higher salary expenses were mainly due to increased short and long-term variable incentive costs driven by strong year-to-date financial and stock price performance, as well as divisional headcount additions to support increased activity levels.

Consolidated other income, net, decreased in the current quarter, compared to the prior quarter primarily due to the change in the unit price of the CSI Compressco common units we retained, from a $1.1 million gain in the prior quarter to a $0.5 million loss in the current period, and a $0.8 million unrealized loss from our investment in Standard Lithium shares received in April 2022. These decreases are partially offset by a $0.6 million unrealized gain on our investment in CarbonFree recognized during the second quarter, as well as a $0.3 million increase in gains on asset sales.

Consolidated benefit for income tax was $0.5 million, during the current quarter, compared to a $1.2 million expense during the prior quarter. Our consolidated effective tax rate for the three months ended June 30, 2022 was negative 37.4% due primarily to the impact that changes in the full-year forecast had on our interim reporting under Accounting Standards Codification 740, Income Taxes. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2022	2022
	(in thousands, except percentages)
Revenues	$74,798	$73,194	$1,604	2.2%
Gross profit	22,062	26,147	(4,085)	(15.6)%
Gross profit as a percentage of revenue	29.5%	35.7%
Exploration and appraisal costs	635	1,930	(1,295)	(67.1)%
General and administrative expense	6,184	6,059	125	2.1%
General and administrative expense as a percentage of revenue	8.3%	8.3%
Interest income, net	(283)	(323)	40	(12.4)%
Other (income) expense, net	265	(811)	1,076	(132.7)%
Income before taxes	$15,261	$19,292	$(4,031)	(20.9)%
Income before taxes as a percentage of revenue	20.4%	26.4%

Revenues for our Completion Fluids & Products Division increased slightly as the seasonal uplift from our Northern European chemicals business was partially offset by lower Gulf of Mexico and international fluid sales as the first quarter benefited from sales pulled forward from the second quarter.

Gross profit for our Completion Fluids & Products Division decreased compared to the prior quarter period due to a $3.8 million insurance settlement received in March 2022 from damage to our Lake Charles facility. Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, market demand for our products and services, drilling and completions activity, supply chain challenges and inflationary pressures.

Pretax income for our Completion Fluids & Products Division decreased primarily due to the $4.1 million lower gross profit described above, a $1.1 million increase in foreign exchange losses and a $0.8 million unrealized loss from our investment in Standard Lithium shares received in April 2022. These decreases were partially offset by a $1.3 million decrease in costs associated with the conclusion of our exploratory brine well drilled during the first quarter of 2022 as well as $0.6 million unrealized gain on our investment in CarbonFree recognized during the second quarter.

Water & Flowback Services Division

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2022	2022
	(in thousands, except percentages)
Revenues	$65,918	$56,843	$9,075	16.0%
Gross profit	6,214	6,462	(248)	(3.8)%
Gross profit as a percentage of revenue	9.4%	11.4%
General and administrative expense	5,894	4,238	1,656	39.1%
General and administrative expense as a percentage of revenue	8.9%	7.5%
Interest income, net	(2)	—	(2)	NM
Other income, net	(1,322)	(458)	(864)	188.6%
Income before taxes	$1,644	$2,682	$(1,038)	(38.7)%
Income before taxes as a percentage of revenue	2.5%	4.7%

Revenues for our Water & Flowback Services Division increased for both water management and production testing in the current quarter compared to the prior quarter, primarily due to the continued higher overall customer activity in the North America onshore business. The higher customer activity can be attributed to sustained high commodity prices.

Gross profit for our Water & Flowback Services Division decreased compared to the prior quarter due to impairment expenses for obsolete assets and inventory. Excluding the impairment, gross profit is consistent with increased activity level with similar pricing fall through. We expect the third-quarter Adjusted EBITDA margins to further improve reflecting continued better pricing for our United States onshore land business, stronger activity levels and the commencement of operations of two early production facilities in Argentina.

The Water & Flowback Services Division pretax income decreased due to a decrease in gross profit and an increase in general and administrative expense. General and administrative expense increased due to higher compensation and benefits from higher salaries, additional headcount as well as a $0.5 million increase professional services from contract labor. Income for our Water & Flowback Services Division also increased due to a $0.2 million increase in gains on sales of assets and $0.7 million increase in foreign exchange gains.

Corporate Overhead

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2022	2022
	(in thousands, except percentages)
Depreciation and amortization	$171	$191	$(20)	(10.5)%
General and administrative expense	11,542	10,346	1,196	11.6%
Interest expense, net	3,895	3,647	248	6.8%
Other (income) expense, net	20	(1,141)	1,161	(101.8)%
Loss before taxes	$(15,628)	$(13,043)	$(2,585)	19.8%

Corporate overhead pretax loss increased due to a $1.2 million increase in general and administrative expense and a $1.2 million decrease in other (income) expense, net. General and administrative expense increased compared to the prior quarter primarily due to higher salary costs associated with the impact of higher stock price on certain long-term incentive awards and the impact of current year financial performance on accrued short-term incentives. Other (income) expense, net decreased compared to the prior quarter, from a $1.1 million gain in the prior quarter to a $0.5 million loss in the current period, due to the change in the unit price of the CSI Compressco common units we retained. These changes were partially offset by a $0.5 million increase in foreign exchange gains.

Six months ended June 30, 2022 compared with six months ended June 30, 2021.
Consolidated Comparisons

	Six months ended
	June 30,		Period to Period Change
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues	$270,753	$179,650	$91,103	50.7%
Gross profit	60,527	24,302	36,225	149.1%
Gross profit as a percentage of revenue	22.4%	13.5%
Exploration and appraisal costs	2,564	—	2,564	100.0%
General and administrative expense	44,263	37,363	6,900	18.5%
General and administrative expense as a percentage of revenue	16.3%	20.8%
Interest expense, net	6,934	8,290	(1,356)	(16.4)%
Other income, net	(3,448)	(4,306)	858	(19.9)%
Income (loss) before taxes and discontinued operations	10,214	(17,045)	27,259	159.9%
Income (loss) before taxes and discontinued operations as a percentage of revenue	3.8%	(9.5)%
(Benefit) provision for income taxes	721	1,552	(831)	(53.5)%
Income (loss) before discontinued operations	9,493	(18,597)	28,090	151.0%
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(49)	120,864	(120,913)	(100.0)%
Net income	9,444	102,267	(92,823)	(90.8)%
Loss (income) attributable to noncontrolling interests	21	(306)	327	(106.9)%
Net income attributable to TETRA stockholders	$9,465	$101,961	$(92,496)	(90.7)%

Consolidated revenues increased in the current year primarily due to improving industry conditions compared to the prior year for both the Completion Fluids & Products division and the Water Management & Flowback division. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit increased in the current year primarily due to the increase in revenue, partially offset by an increase in costs associated with the higher activity levels described above. Gross profit as a percentage of revenue also increased, primarily due to the significant improvement in profitability for our Water and Flowback Services Division, as well as a $3.8 million insurance settlement received in March 2022 associated with damage to our Lake Charles facility in 2020.

Consolidated exploration and appraisal costs were $2.6 million during the current year due to the exploration and sample analysis costs associated with our exploratory brine well in Arkansas.

Consolidated general and administrative expenses increased compared to the prior year, primarily due to $7.6 million of increased wage and benefit related expenses driven by reinstatement of full salaries and 401K match as well as higher short and long-term incentive expenses, and divisional headcount additions as operational activity levels increased. Higher wage and benefit related expenses were partially offset by a $1.5 million decrease in professional fees primarily due to the GP Sale in the first quarter of the prior year.

Consolidated interest expense, net, decreased in the current year primarily due to $50.5 million of repayments of our term credit facility during 2021.

Consolidated other income, net, decreased in the current year, compared to the prior year primarily due to a $5.2 million net decrease in unrealized gains on investments in CSI Compressco, Standard Lithium and CarbonFree, partially offset by a $3.0 million warrants fair value adjustment recognized in the prior year, a $0.6 million increase in foreign exchange gains, and a $0.3 million increase in gains on sales of assets.

Consolidated provision for income taxes was $0.7 million during the current year, compared to $1.6 million during the prior year. Our consolidated effective tax rate for the current year of 7.1% was primarily due to income generated during the current year, partially offset by the utilization of net operating loss carryforwards in the United States as well as in certain non-U.S. jurisdictions for which a valuation allowance had been established. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Consolidated loss from discontinued operations, net of taxes, for the prior year includes a $120.6 million primarily non-cash accounting gain from the deconsolidation of CSI Compressco. This gain is net of a $0.01 million tax provision after taking into consideration utilization of net operating loss and credit carryforwards.

Consolidated loss (income) attributable to noncontrolling interests included $0.3 million income from the prior year associated with CSI Compressco’s results for the month of January, prior to the GP Sale.

Divisional Comparisons

Completion Fluids & Products Division

	Six months ended
	June 30,		Period to Period Change
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues	$147,992	$111,128	$36,864	33.2%
Gross profit	48,209	30,194	18,015	59.7%
Gross profit as a percentage of revenue	32.6%	27.2%
Exploration and appraisal costs	2,564	—	2,564	100.0%
General and administrative expense	12,243	8,904	3,339	37.5%
General and administrative expense as a percentage of revenue	8.3%	8.0%
Interest income, net	(606)	(300)	(306)	102.0%
Other income, net	(545)	(3,848)	3,303	(85.8)%
Income before taxes	$34,553	$25,438	$9,115	35.8%
Income before taxes as a percentage of revenue	23.3%	22.9%

Revenues for our Completion Fluids & Products Division increased compared to the prior year primarily due to increased International and Gulf of Mexico completion fluids product sales as a result of increased activity following the significant improvement in commodity prices and leveraging opportunities to expand services to completion fluids customers.

Gross profit for our Completion Fluids & Products Division increased compared to the prior year due to more revenues from higher-margin completion fluids services and products, as well as a $3.8 million insurance settlement received in March 2022 from damage to our Lake Charles facility in 2020.

Pretax income for our Completion Fluids & Products Division increased compared to the prior year driven by higher gross profit, partially offset by $2.6 million of costs associated with the exploratory brine well drilled during the current year and a $3.3 million increase in general and administrative costs due to reinstatement of full salaries and 401K match as well as higher short and long-term incentive expenses, and divisional headcount additions to support higher activity levels. In addition, other income, net decreased due to the $3.5 million decrease in income from our Standard Lithium shares, most of which were sold during the fourth quarter of 2021, Other income, net also includes a $0.6 million unrealized gain on our investment in CarbonFree recognized during the second quarter.

Water & Flowback Services Division

	Six months ended
	June 30,		Period to Period Change
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues	$122,761	$68,522	$54,239	79.2%
Gross profit (loss)	12,676	(5,479)	18,155	NM
Gross profit (loss) as a percentage of revenue	10.3%	(8.0)%
General and administrative expense	10,132	5,895	4,237	71.9%
General and administrative expense as a percentage of revenue	8.3%	8.6%
Interest income, net	(1)	(518)	517	(99.8)%
Other income, net	(1,781)	(398)	(1,383)	347.5%
Income (loss) before taxes	$4,326	$(10,458)	$14,784	NM
Income (loss) before taxes as a percentage of revenue	3.5%	(15.3)%

Revenues for our Water & Flowback Services Division increased for both water management and production testing due to much overall higher customer drilling and completion activity. Customer activity levels have continued to improve, primarily in our North America land business as commodity prices have not only recovered but remained high for both crude oil and natural gas compared to the prior year period.

Gross profit for our Water & Flowback Services Division improved substantially from a loss in the prior year to double-digit profit in the current year, primarily due to higher revenues resulting from the increased activity levels described above and pricing improvements as activity levels improved.

Pretax income for our Water & Flowback Services Division increased in the current year primarily due to an improvement in the gross profit described above and a $0.9 million increase in foreign exchange gains, offset by an increase in general and administrative expense primarily due a $3.2 million increase in salary and employee expense due to reinstatement of full salaries and 401K match as well as higher short and long-term incentive expenses, and divisional headcount additions to support higher activity levels; a $0.6 million increase in general expenses primarily due to increased rent to support higher activity; and a $0.4 million increase in professional services also supporting higher activity.

Corporate Overhead

	Six months ended
	June 30,		Period to Period Change
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	363	418	(55)	(13.2)%
General and administrative expense	$21,888	$22,564	$(676)	(3.0)%
Interest expense, net	7,541	9,107	(1,566)	(17.2)%
Other income, net	(1,121)	(58)	(1,063)	NM
Loss before taxes	$(28,671)	$(32,031)	$3,360	(10.5)%

Corporate overhead pretax loss decreased due to a $1.6 million decrease in interest expense, net due to lower debt levels, as well as a $1.1 million increase in other income, net. Other income, net increased primarily due to a $3.0 million warrants fair value adjustment recognized in the prior year and a $0.6 million increase in foreign exchange gains, partially offset by a $2.4 million decrease in income related to unit price changes of our investment in CSI Compressco.

Non-GAAP Financial Measures
We use U.S. GAAP financial measures such as revenues, gross profit, income (loss) before taxes, and net cash provided by operating activities, as well as certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures for our business.
Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, impairments, exploration and appraisal costs and certain other non-cash charges and non-recurring adjustments.
Adjusted EBITDA is used as a supplemental financial measure by our management to:
•evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis; and
•determine our ability to incur and service debt and fund capital expenditures.

 The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	June 30, 2022
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(in thousands, except percentages)
Revenue	$74,798	$65,918	$—	$—	$140,716
Net income (loss) before taxes and discontinued operations	15,261	1,644	(11,542)	(4,083)	1,280
Impairments	220	2,042	—	—	2,262
Exploration and appraisal costs	634	—	—	—	634
Adjustment to long-term incentives	—	—	1,450	—	1,450
Transactions and other expenses	—	556	—	—	556
Adjusted income (loss) before taxes and discontinued operations	$16,115	$4,242	$(10,092)	$(4,083)	$6,182

Interest expense, net	(283)	(2)	—	3,895	3,610
Depreciation and amortization	1,873	5,705	—	168	7,746
Equity compensation expense	—	—	1,159	—	1,159
Adjusted EBITDA	$17,705	$9,945	$(8,933)	$(20)	$18,697

Adjusted EBITDA as % of revenue	23.7%	15.1%			13.3%

	Three Months Ended
	March 31, 2022
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(in thousands, except percentages)
Revenue	$73,194	$56,843	$—	$—	$130,037
Net income (loss) before taxes and discontinued operations	19,292	2,682	(10,346)	(2,694)	8,934
Insurance settlement	(3,750)	—	—	—	(3,750)
Exploration and appraisal costs	1,930	—	—	—	1,930
Adjustment to long-term incentives	—	—	784	—	784
Former CEO stock appreciation right expense	—	—	472	—	472
Adjusted income (loss) before taxes and discontinued operations	$17,472	$2,682	$(9,090)	$(2,694)	$8,370

Interest expense, net	(323)	—	—	3,647	3,324
Depreciation and amortization	1,948	5,543	—	188	7,679
Equity compensation expense	—	—	1,104	—	1,104
Adjusted EBITDA	$19,097	$8,225	$(7,986)	$1,141	$20,477

Adjusted EBITDA as % of revenue	26.1%	14.5%			15.7%

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
Liquidity and Capital Resources

We believe that our capital structure allows us to meet our financial obligations despite current uncertain operating conditions and financial markets. Our liquidity at the end of the second quarter was $103.0 million. Liquidity is defined as unrestricted cash plus availability under the ABL Credit Agreement, Swedish Credit Facility and Finland Credit Agreement. Information about the terms and covenants of our debt agreements can be found in our 2021 Annual Report and in Note 6 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash, which include cash activity from our former Compression Division for January 2021 prior to the closing of the GP sale, are as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Operating activities	$23,803	$7,607
Investing activities	(15,919)	(10,451)
Financing activities	(2,774)	(29,775)

Operating Activities

Consolidated cash flows provided by operating activities increased compared to the first six months of 2021 primarily due to an increase in cash profit, partially offset by the effect of working capital movements and $0.9 million of prior-year cash flows provided by operating activities generated by CSI Compressco in January prior to closing of the GP Sale.

Investing Activities

Total cash capital expenditures during the first six months of 2022 were $20.4 million, which reflects front-loading our expected full year expenditures to accommodate industry-wide activity recoveries. Our Water & Flowback Services Division spent $15.9 million on capital expenditures, primarily to deploy additional SandStorm units to meet increased demands and maintain, automate and upgrade its water management and flowback equipment fleet. Water and Flowback Services Division capital expenditures also included expenditures related to construction of early production facilities in Argentina, including approximately $2.0 million of costs that were reimbursed by customers. Our Completion Fluids & Products Division spent $4.4 million on capital expenditures.

Investing activities during the first six months of 2022 included a $3.8 million insurance settlement received in March 2022 from damage to our Lake Charles facility in 2020.

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

In August 2021, we announced the completion of a preliminary technical assessment by an independent geological consulting firm to assess lithium and bromine exploration targets in our approximately 31,100 net acres. During the first six months 2022, we incurred $2.6 million to complete the drilling of our Arkansas exploration well and obtain and analyze fluid samples for multiple Smackover formation brine zones. Ongoing bromine and lithium fluid analysis from these samples is being used to progress a resource report for both the bromine and lithium in our approximately 31,100 net acre brine leases in Arkansas. The resource report is expected to be completed in the third quarter of 2022. We have engaged an engineering firm to begin work on a PEA to determine the economics of developing 3,600 net acres under which we hold exclusive brine rights to meet the demand for bromine-based fluids for both a growing oil and gas market as well as a rapidly growing energy storage market. In addition to the bromine, we plan to ultimately extract lithium from the same brine feed which we expect will greatly benefit the financial returns for the project.

Financing Activities

As a result of TETRA’s strong cash flow from operations in 2020 and the proceeds from the GP Sale, during the first six months of 2021, we repaid $29.3 million on our term credit agreement. We repaid an additional $21.0 million on our term credit agreement during 2021 using proceeds from the sale of Standard Lithium shares and cash flows from operations. Our financing activities for the fist six months of 2022 include $1.2 million of capital lease payments associated with equipment leased for the early production facilities in Argentina. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

Long-Term Debt

Asset-Based Credit Agreement. As of June 30, 2022, our ABL Credit Agreement provides for a senior secured revolving credit facility of up to $80.0 million, with a $20.0 million accordion. The credit facility is subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable, certain accrued receivables and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, accrued receivables and the value of our inventory, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement. As of June 30, 2022, we had zero outstanding and $6.0 million in letters of credit and guarantees against our ABL Credit Agreement and availability of $61.8 million, subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement.

Swedish Credit Facility. In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden. As of June 30, 2022, we had less than $0.1 million outstanding and availability of approximately $4.9 million United States dollars under this agreement. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2022 and the Company intends to renew it annually.

Finland Credit Agreement. The Company also entered into a new credit agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of June 30, 2022, there were US$1.4 million of letters of credit outstanding against the Finland Credit Agreement.

Term Credit Agreement.    The Term Credit Agreement is scheduled to mature on September 10, 2025. Our Term Credit Agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report. As of July 29, 2022, $163.1 million in aggregate principal amount of our Term Credit Agreement is outstanding.

Other Sources and Uses of Cash

In addition to the aforementioned credit facilities and senior notes, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of June 30, 2022, the market value of our investments in CSI Compressco and Standard Lithium were $6.9 million and $1.7 million, respectively, with no holding restrictions on our ability to monetize our interest. We also hold an investment in convertible notes issued by CarbonFree valued at $5.6 million as of June 30, 2022, excluding accrued interest. In addition, we are party to agreements in which Standard Lithium has the right to explore, and an option to acquire the right to produce and extract Lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. We received 400,000 shares of Standard Lithium stock during the second quarter of 2022 under the terms of this agreement.

On May 5, 2022, we filed a universal shelf Registration Statement on Form S-3 with the SEC. On May 17, 2022, the Registration Statement on Form S-3 was declared effective by the SEC. Pursuant to this registration statement, we have the ability to sell debt or equity securities in one or more public offerings up to an aggregate public offering price of $400 million. This shelf registration statement currently provides us additional flexibility with regards to potential financing that we may undertake when market conditions permit or our financial condition may require.

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

As of June 30, 2022, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

Commitments and Contingencies

Litigation

For information regarding litigation, see - Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements and Part II, “Item 1. Legal Proceedings” in this report.

Long-Term Debt

For information on our credit agreements, see our 2021 Annual Report and Note 6 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. Information about the terms and covenants of our lease agreements can be found in our 2021 Annual Report.

Product Purchase Obligations

For information on product purchase obligations, see - Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. Borrowings under our Swedish Credit Facility bear interest at a fixed rate of 2.95%. Borrowings under our ABL Credit Agreement bear interest at an agreed-upon percentage rate spread above LIBOR. Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) LIBOR (subject to a 1% floor) plus a margin of 6.25% per annum or (ii) a base rate plus a margin of 5.25% per annum. The following table sets forth as of June 30, 2022, the principal amount due under our long-term debt obligations and their respective weighted average interest rates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

		Interest	June 30, 2022
	Scheduled Maturity	Rate
			(in thousands)
Swedish Credit Facility	December 31, 2022	2.95%	$11
Asset-based credit agreement	September 10, 2023	4.75%	—
Term credit agreement	September 10, 2025	7.92%	163,071
TETRA total debt, including current portion			$163,082

Exchange Rate Risk

We are exposed to fluctuations between the U.S. dollar and the euro with regard to our euro-denominated operating activities. We also have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into 30-day foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of June 30, 2022, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

On May 31, 2022, TETRA filed a demand for arbitration with the American Arbitration Association under a certain Bromine Requirements Sales Agreement between TETRA and LANXESS Corporation (formerly Chemtura Corporation, “LANXESS”) (the “Sales Agreement”).

Under the Sales Agreement, TETRA agreed to purchase a certain volume of elemental bromine. LANXESS notified TETRA of a proposed non-ordinary course increase to the price of bromine, which TETRA believes is not justified nor appropriate under the Sales Agreement. After lengthy discussions, TETRA and LANXESS were unable to reach an agreement regarding the validity of the proposed price increase; therefore, TETRA filed for arbitration seeking declaratory relief, among other relief, declaring that the proposed price increase is invalid.

The arbitration is currently pending, and no final hearing date has been set. TETRA is presently unable to predict the duration, scope or result of this proceeding.

For more information regarding litigation, see “Item 1. Legal Proceedings” in our 2021 Annual Report and Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.

As of the date of this filing, TETRA and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
April 1 – April 30, 2022	—	$—	—	$—
May 1 – May 31, 2022	—	—	—	—
June 1 – June 30, 2022	—	—	—	—
Total	—		—	$—
(1)In January 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock. On October 28, 2021, our Board of Directors terminated the repurchase program.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*+	Bromine Requirements Sales Agreement between Chemtura Corporation and TETRA Technologies, Inc. dated December 18, 2006.
10.2*+	Amendment to Bromine Requirements Sales Agreement between Chemtura Corporation and TETRA Technologies, Inc. dated June 6, 2008.
10.3*+	Second Amendment to Bromine Requirements Sales Agreement between Chemtura Corporation and TETRA Technologies, Inc. dated November 12, 2009.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
*    Filed with this report.
**    Furnished with this report.
+    Portions have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv), because the omitted information is both not material and is the type that the Company treats as private or confidential.
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six-month periods ended June 30, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2022 and 2021; (iii) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (iv) Consolidated Statements of Equity for the six-month periods ended June 30, 2022 and 2021 ; (v) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements for the six months ended June 30, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	August 2, 2022	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	August 2, 2022	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	August 2, 2022	By:	/s/Richard D. O’Brien
Richard D. O’Brien
Vice President – Finance and Global Controller
Principal Accounting Officer