Form 10-Q
period 2022-09-30
TETRA TECHNOLOGIES INC
filed 2022-10-31
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

 As of October 28, 2022, there were 128,619,825 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product sales	$55,494	$46,340	$195,850	$153,955
Services	79,518	49,134	209,915	121,169
Total revenues	135,012	95,474	405,765	275,124
Cost of revenues:
Cost of product sales	36,571	31,805	130,916	106,265
Cost of services	60,334	39,614	162,276	102,976
Depreciation, amortization, and accretion	8,634	8,308	24,061	25,495
Impairments and other charges	—	—	2,262	449
Insurance recoveries	—	—	(3,750)	(110)
Total cost of revenues	105,539	79,727	315,765	235,075
Gross profit	29,473	15,747	90,000	40,049
Exploration and appraisal costs	936	—	3,500	—
General and administrative expense	23,833	18,714	68,096	56,077
Interest expense, net	3,999	4,083	10,933	12,373
Other income, net	(1,410)	(10,132)	(4,858)	(14,438)
Income (loss) before taxes and discontinued operations	2,115	3,082	12,329	(13,963)
Provision for income taxes	2,178	587	2,899	2,139
Income (loss) before discontinued operations	(63)	2,495	9,430	(16,102)
Discontinued operations:
Income from discontinued operations, net of taxes	319	18	270	120,882
Net income	256	2,513	9,700	104,780
Less: loss (income) attributable to noncontrolling interests(1)	22	—	43	(306)
Net income attributable to TETRA stockholders	$278	$2,513	$9,743	$104,474
Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$0.02	$0.08	$(0.13)
Income from discontinued operations	—	—	—	0.96
Net income attributable to TETRA stockholders	$0.00	$0.02	$0.08	$0.83
Weighted average basic shares outstanding	128,407	126,733	127,890	126,489
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$0.02	$0.08	$(0.13)
Income from discontinued operations	—	—	—	0.96
Net income attributable to TETRA stockholders	$0.00	$0.02	$0.08	$0.83
Weighted average diluted shares outstanding	128,407	128,694	129,704	126,489
(1)     Loss (income) attributable to noncontrolling interests includes zero for the three months ended September 30, 2022 and 2021, respectively, and zero and $333 income for the nine months ended September 30, 2022 and 2021, respectively, related to discontinued operations.

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$256	$2,513	$9,700	$104,780
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2022 and 2021	(3,873)	(2,150)	(7,095)	(2,772)
Unrealized loss on investment in CarbonFree	(306)	—	(306)	—
Comprehensive income (loss)	(3,923)	363	2,299	102,008
Less: Comprehensive (income) loss attributable to noncontrolling interests	22	—	43	(306)
Comprehensive income (loss) attributable to TETRA stockholders	$(3,901)	$363	$2,342	$101,702

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,247	$31,551
Trade accounts receivable, net of allowances of $475 in 2022 and $289 in 2021	105,656	91,202
Inventories	71,558	69,098
Prepaid expenses and other current assets	21,831	18,539
Total current assets	224,292	210,390
Property, plant, and equipment:
Land and building	24,066	26,380
Machinery and equipment	330,163	345,454
Automobiles and trucks	12,939	16,174
Chemical plants	57,743	61,565
Construction in progress	9,004	5,349
Total property, plant, and equipment	433,915	454,922
Less accumulated depreciation	(338,890)	(365,946)
Net property, plant, and equipment	95,025	88,976
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $44,994 in 2022 and $44,323 in 2021	33,667	36,958
Operating lease right-of-use assets	33,415	36,973
Investments	13,313	11,233
Other assets	13,774	13,736
Total other assets	94,169	98,900
Total assets	$413,486	$398,266

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$46,162	$37,943
Current portion of long-term debt	14	—
Compensation and employee benefits	29,213	20,811
Operating lease liabilities, current portion	7,858	8,108
Accrued taxes	8,334	7,085
Accrued liabilities and other	19,004	21,810
Current liabilities associated with discontinued operations	919	1,385
Total current liabilities	111,504	97,142
Long-term debt, net	153,873	151,936
Operating lease liabilities	27,724	31,429
Asset retirement obligations	13,368	12,984
Deferred income taxes	1,284	1,669
Other liabilities	3,977	4,543
Total long-term liabilities	200,226	202,561
Commitments and contingencies (Note 7)
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at September 30, 2022 and December 31, 2021; 131,758,500 shares issued at September 30, 2022 and 130,075,838 shares issued at December 31, 2021	1,318	1,301
Additional paid-in capital	476,530	475,624
Treasury stock, at cost; 3,138,675 shares held at September 30, 2022 and December 31, 2021	(19,957)	(19,957)
Accumulated other comprehensive loss	(54,333)	(46,932)
Retained deficit	(300,589)	(310,332)
Total TETRA stockholders’ equity	102,969	99,704
Noncontrolling interests	(1,213)	(1,141)
Total equity	101,756	98,563
Total liabilities and equity	$413,486	$398,266

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2021	$1,301	$475,624	$(19,957)	$(46,932)	$—	$(310,332)	$(1,141)	$98,563
Net income for first quarter 2022	—	—	—	—	—	7,720	(1)	7,719
Translation adjustment, net of taxes of $0	—	—	—	192	—	—	—	192
Comprehensive income								7,911
Equity compensation expense	—	1,104	—	—	—	—	—	1,104
Other	7	(673)	—	—	—	—	(10)	(676)
Balance at March 31, 2022	$1,308	$476,055	$(19,957)	$(46,740)	$—	$(302,612)	$(1,152)	$106,902
Net income for second quarter 2022	—	—	—	—	—	1,745	(20)	1,725
Translation adjustment, net of taxes of $0	—	—	—	(3,414)	—	—	—	(3,414)
Comprehensive loss								(1,689)
Equity compensation expense	—	1,159	—	—	—	—	—	1,159
Other	6	(833)	—	—	—	—	(9)	(836)
Balance at June 30, 2022	$1,314	$476,381	$(19,957)	$(50,154)	$—	$(300,867)	$(1,181)	$105,536
Net income for third quarter 2022	—	—	—	—	—	278	(22)	256
Translation adjustment, net of taxes of $0	—	—	—	(3,873)	—	—	—	(3,873)
Other comprehensive income (loss)	—	—	—	—	(306)	—	—	(306)
Comprehensive income								(3,923)
Equity compensation expense	—	1,098	—	—	—	—	—	1,098
Other	4	(949)	—	—	—	—	(10)	(955)
Balance at September 30, 2022	$1,318	$476,530	$(19,957)	$(54,027)	$(306)	$(300,589)	$(1,213)	$101,756

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2020	$1,289	$472,134	$(19,484)	$(49,914)	$(413,665)	$80,702	$71,062
Net income for first quarter 2021	—	—	—	—	108,714	333	109,047
Translation adjustment, net of taxes of $0	—	—	—	(2,779)	—	—	(2,779)
Comprehensive income							106,268
Deconsolidation of CSI Compressco	—	—	—	7,168	—	(82,775)	(75,607)
Equity award activity	6	—	—	—	—	—	6
Treasury stock activity, net	—	—	(449)	—	—	—	(449)
Equity compensation expense	—	962	—	—	—	580	1,542
Other	—	(574)	—	—	—	219	(355)
Balance at March 31, 2021	$1,295	$472,522	$(19,933)	$(45,525)	$(304,951)	$(941)	$102,467
Net loss for second quarter 2021	—	—	—	—	(6,753)	(27)	(6,780)
Translation adjustment, net of taxes of $0	—	—	—	2,157	—	—	2,157
Comprehensive loss							(4,623)
Dividend	—	—	—	—	—	(119)	(119)
Equity award activity	2	—	—	—	—	—	2
Treasury stock activity, net	—	—	(6)	—	—	—	(6)
Equity compensation expense	—	1,592	—	—	—	—	1,592
Other	—	(242)	—	—	—	(14)	(256)
Balance at June 30, 2021	$1,297	$473,872	$(19,939)	$(43,368)	$(311,704)	$(1,101)	$99,057
Net income for third quarter 2021	—	—	—	—	2,513	—	2,513
Translation adjustment, net of taxes of $0	—	—	—	(2,150)	—	—	(2,150)
Comprehensive income							363
Equity award activity	4	—	—	—	—	—	4
Treasury stock activity, net	—	—	(6)	—	—	—	(6)
Equity compensation expense	—	1,057	—	—	—	—	1,057
Other	—	(385)	—	—	—	(12)	(397)
Balance at September 30, 2021	$1,301	$474,544	$(19,945)	$(45,518)	$(309,191)	$(1,113)	$100,078

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$9,700	$104,780
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	24,061	25,524
Gain on GP Sale	—	(120,574)
Impairment and other charges	2,262	449
Loss (gain) on investments	159	(11,803)
Equity-based compensation expense	3,361	3,611
Provision for doubtful accounts	31	129
Amortization and expense of financing costs	2,378	2,320
Insurance recoveries associated with damaged equipment	(3,750)	(110)
Warrants fair value adjustment	—	(143)
Gain on sale of assets	(980)	(479)
Other non-cash credits	(425)	(359)
Changes in operating assets and liabilities:
Accounts receivable	(16,661)	(15,246)
Inventories	(5,707)	2,449
Prepaid expenses and other current assets	(3,782)	(2,927)
Trade accounts payable and accrued expenses	17,069	25,231
Other	(1,768)	(2,428)
Net cash provided by operating activities	25,948	10,424
Investing activities:
Purchases of property, plant, and equipment, net	(32,678)	(14,620)
Proceeds from GP Sale, net of cash divested	—	566
Proceeds from sale of property, plant, and equipment	1,489	1,016
Proceeds from insurance recoveries associated with damaged equipment	3,750	110
Other investing activities	(841)	764
Net cash used in investing activities	(28,280)	(12,164)
Financing activities:
Proceeds from long-term debt	1,695	—
Principal payments on long-term debt	(3,292)	(37,477)
Payments on financing lease obligations	(1,174)	—
Repurchase of common stock	—	(461)
Debt issuance costs and other financing activities	—	(718)
Net cash used in financing activities	(2,771)	(38,656)
Effect of exchange rate changes on cash	(1,201)	(1,635)
Decrease in cash and cash equivalents	(6,304)	(42,031)
Cash and cash equivalents at beginning of period	31,551	83,894
Cash and cash equivalents at beginning of period associated with discontinued operations	—	16,577
Cash and cash equivalents at beginning of period associated with continuing operations	31,551	67,317
Cash and cash equivalents at end of period associated with continuing operations	$25,247	$41,863

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended September 30, 2022 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2022.

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2021 included in our 2021 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the third quarter of 2022.

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

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada, Brazil, and certain of our operations in Mexico, respectively. The United States dollar is the designated functional currency for all of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(1.1) million and $(2.7) million during the three and nine months ended September 30, 2022, respectively, and $(0.1) million and $(1.1) million during the three and nine months ended September 30, 2021, respectively.

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

Supplemental Cash Flow Information

Supplemental cash flow information from continuing and discontinued operations is as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Supplemental cash flow information(1):
Interest paid	$11,578	$10,954
Income taxes paid	$2,525	$1,423
Increase (decrease) in accrued capital expenditures	$(4,101)	$463
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
NOTE 2 – DISCONTINUED OPERATIONS

On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan Energy Partners, LP (“Spartan”) pursuant to which we sold the general partner of CSI Compressco, including the incentive distribution rights (“IDRs”) in CSI Compressco LP, (“CSI Compressco”), and approximately 23.1% of the outstanding limited partner interests in CSI Compressco, in exchange for the combination of $13.9 million in cash and $3.1 million in contingent consideration in the form of cash and/or CSI Compressco common units if CSI Compressco achieves certain financial targets on or before December 31, 2022. Throughout this Quarterly Report, we refer to this transaction as the “GP Sale.” Following the closing of the transaction, we retained an interest in CSI Compressco representing approximately 3.7% of the outstanding common units as of September 30, 2022. As a result of these transactions, we no longer consolidate CSI Compressco as of January 29, 2021. We recognized a primarily non-cash accounting gain of $120.6 million during the three-month period ended March 31, 2021 related to the GP Sale. The gain is included in income (loss) from discontinued operations, net of taxes in our consolidated statement of operations. We provided back-office support to CSI Compressco under a Transition Services Agreement that ended during the three-month period ended March 31, 2022. During the second quarter of 2022, we sold equipment to CSI Compressco for approximately $0.3 million. Our interest in CSI Compressco and the general partner represented substantially all of our Compression Division.

In addition, on March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division, consisting of our Offshore Services and Maritech segments. Our former Compression and Offshore Divisions are reported as discontinued operations for all periods presented. Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of comprehensive income, statements of equity and statements of cash flows combine continuing and discontinued operations. Our prior-year consolidated statement of operations, statement of comprehensive income, statement of equity and statement of cash flows include CSI Compressco activity for January 1 through January 29 in 2021. Our consolidated statements of cash flows for the nine-month period ended September 30, 2021 included $3.0 million of capital expenditures related to our former Compression division. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands, unaudited)

Three Months Ended September 30, 2022
Offshore Services
Major classes of line items constituting income from discontinued operations
General and administrative expense	$510
Pretax loss from discontinued operations	(510)
Pretax gain on disposal of discontinued operations	829
Total pretax income from discontinued operations	319
Income from discontinued operations attributable to TETRA stockholders	$319

	Three Months Ended September 30, 2021
	Compression	Offshore Services	Total
Major classes of line items constituting income from discontinued operations
Cost of revenues	$—	$(174)	$(174)
General and administrative expense	—	6	6
Other (income) expense, net	150	—	150
Pretax income (loss) from discontinued operations	(150)	168	18
Income from discontinued operations attributable to TETRA stockholders			$18

	Nine Months Ended September 30, 2022
	Offshore Services	Maritech	Total
Major classes of line items constituting income from discontinued operations
Cost of revenues	$54	$—	$54
General and administrative expense	533	—	533
Other expense, net	—	(28)	(28)
Pretax income (loss) from discontinued operations	(587)	28	(559)
Pretax gain on disposal of discontinued operations			829
Total pretax income from discontinued operations			270
Income from discontinued operations attributable to TETRA stockholders			$270

	Nine Months Ended September 30, 2021
	Compression	Offshore Services	Total
Major classes of line items constituting income from discontinued operations
Revenue	$18,968	$—	$18,968
Cost of revenues	11,474	(146)	11,328
General and administrative expense	2,796	6	2,802
Interest expense, net	4,336	—	4,336
Other expense, net	164	—	164
Pretax income from discontinued operations	198	140	338
Pretax gain on disposal of discontinued operations			120,574
Total pretax income from discontinued operations			120,912
Income tax provision			30
Total income from discontinued operations			120,882
Loss from discontinued operations attributable to noncontrolling interest			(333)
Income from discontinued operations attributable to TETRA stockholders			$120,549

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	September 30, 2022
	Offshore Services	Maritech	Total

	(unaudited)
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$319	$—	$319
Accrued liabilities and other	505	95	600
Total liabilities associated with discontinued operations	$824	$95	$919

	December 31, 2021
	Offshore Services	Maritech	Total
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$1,157	$—	$1,157
Accrued liabilities and other	—	228	228
Total liabilities associated with discontinued operations	$1,157	$228	$1,385
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our contract asset balances, primarily associated with contractual invoicing milestones and/or customer documentation requirements, were $33.4 million and $20.5 million as of September 30, 2022 and December 31, 2021, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. We are also party to agreements in which Standard Lithium Ltd. (“Standard Lithium”) has the right to explore, and an option to acquire the rights to produce and extract lithium in our Arkansas leases as well as other potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Unearned income balances were $4.1 million and $3.2 million as of September 30, 2022 and December 31, 2021, respectively, and vary based on the timing of invoicing and performance obligations being met and the timing of the receipt of stock and cash from Standard Lithium. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. During the three-month and nine-month periods ended September 30, 2022 and September 30, 2021, contract costs were not significant.

During the three-month and nine-month periods ended September 30, 2022, we recognized approximately $2.6 million and $1.7 million of revenue, respectively, deferred in unearned income as of the beginning of the period. These amounts are included in products sales and services revenues in our consolidated statements of operations. Other revenue recognized during the three-month and nine-month periods ended September 30, 2021 deferred in unearned income as of the beginning of the period was not significant. We also recognized approximately $2.4 million and $1.3 million of income during the nine-month periods ended September 30, 2022 and September 30, 2021, respectively, related to the Standard Lithium arrangements. These amounts are included in other income, net in our consolidated statements of operations.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 10 - “Industry Segments.” In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Completion Fluids & Products
United States	$30,261	$22,529	$103,449	$72,353
International	28,902	26,162	103,706	87,466
	59,163	48,691	207,155	159,819
Water & Flowback Services
United States	67,641	42,234	182,059	106,630
International	8,208	4,549	16,551	8,675
	75,849	46,783	198,610	115,305
Total Revenue
United States	97,902	64,763	285,508	178,983
International	37,110	30,711	120,257	96,141
	$135,012	$95,474	$405,765	$275,124
NOTE 4 – INVENTORIES

Components of inventories as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Finished goods	$60,069	$59,925
Raw materials	4,267	2,827
Parts and supplies	5,735	4,713
Work in progress	1,487	1,633
Total inventories	$71,558	$69,098

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.

NOTE 5 – INVESTMENTS
Following the closing of the GP Sale, we continue to own approximately 3.7% of the outstanding CSI Compressco common units as of September 30, 2022. In addition, we are party to agreements in which Standard Lithium has the right to explore, and an option to acquire the rights to produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium (NYSE:SLI) under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. See Note 8 - “Fair Value Measurements” for further information.
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
Our investments as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Investment in CSI Compressco	$6,128	$6,233
Investment in CarbonFree	5,453	5,000
Investment in Standard Lithium	1,732	—
Total Investments	$13,313	$11,233
NOTE 6 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of September 30, 2022 and December 31, 2021, consists of the following:

	Scheduled Maturity	September 30, 2022	December 31, 2021

		(in thousands)
Swedish Credit Facility	December 31, 2022	$14	$—
Asset-based credit agreement(1)	May 31, 2025	—	67
Term credit agreement(2)	September 10, 2025	153,873	151,869
Total debt		153,887	151,936
Less current portion		(14)	—
Total long-term debt		$153,873	$151,936
(1) Net of unamortized deferred financing costs of zero and $1.5 million as of September 30, 2022 and December 31, 2021, respectively. Deferred financing costs of $1.2 million as of September 30, 2022, were classified as other long-term assets on the accompanying consolidated balance sheet as there was no outstanding balance on our asset-based credit agreement.
(2) Net of unamortized discount of $3.7 million and $4.5 million as of September 30, 2022 and December 31, 2021, respectively, and net of unamortized deferred financing costs of $5.5 million and $6.7 million as of September 30, 2022 and December 31, 2021, respectively.

Swedish Credit Facility

In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of September 30, 2022, we had less than US$0.1 million outstanding and availability of approximately US$4.5 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2022 and the Company intends to renew it annually.

Finland Credit Agreement

In January 2022, the Company also entered into an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of September 30, 2022, there were US$1.4 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2023 and the Company intends to renew it annually.

ABL Credit Agreement

As of September 30, 2022, our asset-based credit agreement (“ABL Credit Agreement”) provides for a senior secured revolving credit facility of up to $80.0 million, with a $20.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom.

As of September 30, 2022, we had zero outstanding and $4.7 million in letters of credit and guarantees under our ABL Credit Agreement, respectively. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $62.6 million under this agreement.

Term Credit Agreement

    As of September 30, 2022, we had $153.9 million outstanding, net of unamortized discounts and unamortized deferred financing costs under our term credit agreement (“Term Credit Agreement”). The Term Credit Agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report. As of September 30, 2022, the interest rate per annum on borrowings under the Term Credit Agreement is 8.77%. For additional information on our Term Credit agreement, see our 2021 Annual Report.

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of September 30, 2022, we are in compliance with all covenants under the credit agreements.
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

We have a Bromine Requirements Sales Agreement (“Sales Agreement”) to purchase a certain volume of elemental bromine from LANXESS Corporation (formerly Chemtura Corporation, “LANXESS”), included in Product Purchase Obligations below. LANXESS notified us of a proposed non-ordinary course increase to the price of bromine, which we believe is not justified nor appropriate under the Sales Agreement. After lengthy discussions, we and LANXESS were unable to reach an agreement regarding the validity of the proposed price increase; therefore, we filed for arbitration in May 2022 seeking declaratory relief, among other relief, declaring that the proposed price increase is invalid. In September 2022, LANXESS filed a counterclaim with the American Arbitration Association seeking declaratory relief, among other relief, declaring that the proposed price increase was valid and seeking damages in the amount of the price increase from July 1, 2022 forward. In October 2022, we filed a reply to LANXESS’ counterclaim disputing the counterclaim and amending our original demand. The arbitration is currently pending, and no final hearing date has been set. We are unable to predict the duration, scope or impact of this proceeding on our consolidated financial statements.

There have been no other material developments in our legal proceedings during the quarter ended September 30, 2022. For a discussion of our legal proceedings, please see our 2021 Annual Report.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of September 30, 2022, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $120.2 million, including $1.0 million for the remainder of 2022, an average of $17.9 million per year from 2023 to 2026 and $47.5 million thereafter, extending through 2029.
NOTE 8 – FAIR VALUE MEASUREMENTS

Financial Instruments

Investments

We retained an interest in CSI Compressco (NASDAQ: CCLP) representing approximately 3.7% of CSI Compressco’s outstanding common units as of September 30, 2022.

In December 2021, we invested in a $5.0 million convertible note issued by CarbonFree. Our investment in CarbonFree is recorded in investments on our consolidated balance sheets based on an internal valuation with assistance from a third-party valuation specialist (a Level 3 fair value measurement). The valuation is impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings. The convertible note includes an option to convert the note into equity interests issued by CarbonFree. The change in the fair value of the embedded option is included in other (income) expense, net in our consolidated statements of operations. The change in the fair value of the convertible note, excluding the embedded option, is included in other comprehensive income in our consolidated statements of comprehensive income.

We are party to agreements in which Standard Lithium has the right to explore, produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium (NYSE: SLI) under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term.

Our investments in CSI Compressco and Standard Lithium are recorded based on the quoted market stock price in active markets (a Level 1 fair value measurement). Changes in the value of stock are recorded in other income (expense) in our consolidated statements of operations.

Recurring and nonrecurring fair value measurements by valuation hierarchy as of September 30, 2022 and December 31, 2021, are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$6,128	$6,128	$—	$—
Investment in CarbonFree	5,453	—	—	5,453
Investment in Standard Lithium	1,732	1,732	—	—
Investments	$13,313

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$6,233	$6,233	$—	$—
Investment in CarbonFree	5,000	—	—	5,000
Investments	$11,233

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
NOTE 9 – NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Number of weighted average common shares outstanding	128,407	126,733	127,890	126,489
Assumed exercise of equity awards and warrants	—	1,961	1,814	—
Average diluted shares outstanding	128,407	128,694	129,704	126,489

The average diluted shares outstanding excludes the impact of certain outstanding equity awards and warrants of 1.5 million shares for the three-month period ended September 30, 2022 and 1.8 million shares for the nine-month period ended September 30, 2021 as the inclusion of these shares would have been anti-dilutive due to the net loss from continuing operations recorded during these periods.

NOTE 10 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Division and Water & Flowback Services Division.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$55,354	$46,322	$195,469	$153,905
Water & Flowback Services Division	140	18	381	50
Consolidated	$55,494	$46,340	$195,850	$153,955

Services
Completion Fluids & Products Division	$3,809	$2,369	$11,686	$5,914
Water & Flowback Services Division	75,709	46,765	198,229	115,255
Consolidated	$79,518	$49,134	$209,915	$121,169

Total revenues
Completion Fluids & Products Division	$59,163	$48,691	$207,155	$159,819
Water & Flowback Services Division	75,849	46,783	198,610	115,305
Consolidated	$135,012	$95,474	$405,765	$275,124

Income (loss) before taxes
Completion Fluids & Products Division	$12,357	$14,675	$46,910	$40,113
Water & Flowback Services Division	6,482	(1,807)	10,808	(12,265)
Interdivision Eliminations	3	3	9	9
Corporate Overhead(1)	(16,727)	(9,789)	(45,398)	(41,820)
Consolidated	$2,115	$3,082	$12,329	$(13,963)
(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
General and administrative expense	$11,968	$8,409	$33,856	$30,973
Depreciation and amortization	165	228	528	646
Interest expense	4,437	4,247	11,978	13,354
Warrants fair value adjustment (income) expense	—	(3,164)	—	(143)
Other general corporate (income) expense, net	157	69	(964)	(3,010)
Total	$16,727	$9,789	$45,398	$41,820

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

Commodity prices have remained constructive with oil sustaining an average price of approximately $93 per barrel for the third quarter of 2022, and natural gas prices averaging approximately $8 per million Btu. Third quarter consolidated revenue of $135.0 million was slightly below second-quarter levels and is comparable to the pre-pandemic period, although with significantly fewer operating frac crews in the United States.

Completion Fluids & Products Division revenues were slightly lower sequentially, as the prior quarter benefited from the seasonal uplift for our European industrial chemicals business. However, with much higher oil prices relative to the prior year quarter continuing to drive demand, revenues were significantly higher compared to the prior year quarter, primarily due to increased completions activity in the Gulf of Mexico and international markets. We have continued to successfully leverage opportunities to expand integrated services to completion fluids customers. As the offshore market continues to improve, our pipeline of TETRA CS Neptune® completion fluid opportunities is growing to levels we have not experienced since 2014, with additional projects expected to come on line beginning late in 2023. Our Completion Fluids & Products Division also continued to ship TETRA's high purity zinc bromine solution, TETRA PureFlow® to Eos Energy Enterprises, Inc. ("Eos") (NASDAQ: EOSE) under our recent strategic partnership.

We have not historically directly purchased any significant volumes of raw materials from Russia nor from Ukraine. Additionally, we have not historically sold any significant volumes of product to Russia or to Ukraine. However, one of our raw material providers sourced one of their raw materials from Russia or Ukraine. Because of the ongoing conflict between Russia and Ukraine, toward the end of the first quarter, our primary European supplier of certain raw materials advised us of supply constraints with one of their suppliers of a key raw material used in their manufacturing process. This raw material is a widely used, global commodity but the disruption to the current supply chain has caused some impact on their production which in turn has caused a reduction in delivered volumes of certain raw materials to our plant in Finland where we manufacture calcium chloride, which has decreased our calcium chloride production volumes and had some impact on our margins during the first half of 2022. Our supplier has sourced their material from an alternative location and resumed supplying increased volumes to us, greater than the first half of 2022, although not yet at full production levels. We are also continuing to work with secondary and tertiary raw material providers on options to address the situation and mitigate the financial impact and we are told from our primary provider that they continue to pursue a more normalized supply chain as they progress through the second half of the year. The exact financial impact remains difficult to quantify at this time and is dependent on our primary supplier’s capability to restore historical supply and our ability to find alternative sources of certain raw materials from suppliers not directly or indirectly impacted by the conflict or the ability of our primary supplier to source alternative raw material sources.

Our Water & Flowback Services revenues increased sequentially, and improved significantly compared to the prior year quarter, due to margin expansion efforts driven by investments in technology, integration, digitalization, as well as two early production facilities in Latin America that became operational early in the third quarter. The early production facilities are longer-term, high-margin projects with stable and predictable cash flows and we anticipate commencing operation on a third early production facility in early 2023. Our fleet of TETRA SandStormTM (“SandStorm”) advanced cyclone technology separators remains at high utilization with continued

market penetration and positive pricing progression. During the quarter, over two thirds of our water transfer volumes in the Permian Basin was produced water and we expect this trend to continue, driven by seismicity concerns and disposal restrictions. During the quarter, we announced exclusive technology agreements with two innovative companies for oil and gas well produced water beneficial reuse. These strategic relationships are expected to allow us to create new, sustainable markets for produced water, reduce the industry’s reliance on disposal and preserve precious freshwater resources. Revenue growth was a result of the continued increase in the number of integrated projects and customers, high utilization of SandStorm units and market share gains with private oil and gas operators.

We are committed to pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. During the third quarter of 2022, the maiden inferred bromine and lithium brine resource estimation report for our leased acreage in the Smackover Formation in Southwest Arkansas was completed. The report indicates the brine resource underlying the approximately 40,000 gross acres where we hold bromine mineral rights is estimated to contain an inferred resource of 5.25 million short tons of elemental bromine; and the brine resource underlying the approximately 5,000 gross acres where we hold dedicated lithium mineral rights is estimated to contain an inferred resource of 44,000 short tons of elemental lithium. Using an elemental to Lithium Carbonate Equivalent ("LCE") conversion ratio of 5.323, which is accepted in the industry, the acreage is estimated to contain 234,000 short tons of LCE. The initial TETRA bromine and lithium brine resource estimations are presented as total resource within the Upper Smackover Member underlying the TETRA property. Resource estimations were completed and reported using cutoffs of 250 mg/liter bromine and 50 mg/liter lithium. We intend to complete an initial economic assessment for the bromine extraction plant this year which will highlight the economics of the potential investment and a corresponding business plan. Starting in 2023, we will begin work on an initial economic assessment for a lithium extraction plant to enable extraction of lithium from our dedicated 5,000 gross acres.

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

Three months ended September 30, 2022 compared with three months ended June 30, 2022.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2022	2022
	(in thousands, except percentages)
Revenues	$135,012	$140,716	$(5,704)	(4.1)%
Gross profit	29,473	28,107	1,366	4.9%
Gross profit as a percentage of revenue	21.8%	20.0%
Exploration and appraisal costs	936	634	302	47.6%
General and administrative expense	23,833	23,620	213	0.9%
General and administrative expense as a percentage of revenue	17.7%	16.8%
Interest expense, net	3,999	3,610	389	10.8%
Other income, net	(1,410)	(1,037)	(373)	36.0%
Income before taxes and discontinued operations	2,115	1,280	835	65.2%
Income before taxes and discontinued operations as a percentage of revenue	1.6%	0.9%
Provision (benefit) for income taxes	2,178	(479)	2,657	NM(1)
Income (loss) before discontinued operations	(63)	1,759	(1,822)	(103.6)%
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	319	(34)	353	NM
Net income	256	1,725	(1,469)	(85.2)%
Loss attributable to noncontrolling interests	22	20	2	10.0%
Net income attributable to TETRA stockholders	$278	$1,745	$(1,467)	(84.1)%
(1) Percent change is not meaningful

Consolidated revenues decreased in the current quarter primarily due to a decrease in overall activity for the Completion Fluids & Products division, from seasonality of the chemical business in Europe which experiences peak sales during the second quarter, partially offset by an increase in revenues from the Water & Flowback Services division. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit as a percentage of revenue increased primarily due to our Water & Flowback Services Division increased overall activity level and margins, including two early production facilities coming on line in Argentina during the current quarter, partially offset by lower activity from the higher-margin Completion Fluids & Products division. See Divisional Comparisons section below for additional discussion.

Consolidated exploration and appraisal costs increased due to front-end engineering design and initial economic assessment costs of our bromine project in Arkansas.

Consolidated interest expense, net increased compared to the prior quarter primarily due to an increase in interest rates on our Term Credit Agreement.

Consolidated other income, net, increased in the current quarter, compared to the prior quarter primarily due to a $0.9 million decrease in unrealized loss from our investment in Standard Lithium shares received in April 2022 and a $0.2 million increase in foreign exchange gains compared to the previous quarter. These increases are partially offset by a $0.5 million decrease in unrealized gains from the change in fair value of the CarbonFree convertible note and a $0.3 million increase in unrealized loss due to the change in the unit price of the CSI Compressco common units we own.

Consolidated provision for income tax was $2.2 million, during the current quarter, compared to a $0.5 million benefit during the prior quarter. Our consolidated effective tax rate for the three months ended September 30, 2022 was 103.0% due primarily to the impact that changes in the full-year forecast had on our interim reporting under Accounting Standards Codification 740, Income Taxes. Changes in our forecast resulted in recording most of our expected full-year provision during the current quarter. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2022	2022
	(in thousands, except percentages)
Revenues	$59,163	$74,798	$(15,635)	(20.9)%
Gross profit	18,517	22,062	(3,545)	(16.1)%
Gross profit as a percentage of revenue	31.3%	29.5%
Exploration and appraisal costs	935	635	300	47.2%
General and administrative expense	6,274	6,184	90	1.5%
General and administrative expense as a percentage of revenue	10.6%	8.3%
Interest income, net	(436)	(283)	(153)	54.1%
Other (income) expense, net	(613)	265	(878)	(331.3)%
Income before taxes	$12,357	$15,261	$(2,904)	(19.0)%
Income before taxes as a percentage of revenue	20.9%	20.4%

Revenues for our Completion Fluids & Products Division decreased primarily due to the seasonality of the chemical business in Europe which experiences peak sales during the second quarter, partially offset by an increase in international markets and higher shipments of TETRA PureFlow® ultra-pure zinc bromide clear brine fluid.

Gross profit for our Completion Fluids & Products Division decreased compared to the prior quarter period primarily due to the seasonal impact mentioned above, and the curtailment of certain raw materials impacting production volumes. Gross profit as a percentage of revenue improved slightly compared to the prior quarter due to the mix of products, including higher shipments of TETRA PureFlow®. Profitability in future periods will continue to be affected by the mix of its products and services, market demand for our products and services, drilling and completions activity, supply chain challenges and inflationary pressures.

Pretax income for our Completion Fluids & Products Division decreased primarily due to the $3.5 million lower gross profit described above, a $0.3 million increase in exploration and appraisal costs associated with front-end engineering design and initial economic assessment of our bromine project and a $0.5 million decrease in unrealized gains from the change in fair value of the CarbonFree convertible note. These changes were partially offset by a $0.4 million decrease in foreign exchange losses and a $0.9 million decrease in unrealized loss from our investment in Standard Lithium shares received in April 2022.

Water & Flowback Services Division

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2022	2022
	(in thousands, except percentages)
Revenues	$75,849	$65,918	$9,931	15.1%
Gross profit	11,118	6,214	4,904	78.9%
Gross profit as a percentage of revenue	14.7%	9.4%
General and administrative expense	5,593	5,894	(301)	(5.1)%
General and administrative expense as a percentage of revenue	7.4%	8.9%
Interest income, net	(2)	(2)	—	—%
Other income, net	(955)	(1,322)	367	(27.8)%
Income before taxes	$6,482	$1,644	$4,838	294.3%
Income before taxes as a percentage of revenue	8.5%	2.5%

Revenues for our Water & Flowback Services Division increased for both water management and production testing in the current quarter compared to the prior quarter, primarily due to the continued higher overall customer activity in the North America onshore business and in Latin America due to two early production facilities coming on line beginning in the third quarter. The higher customer activity can be attributed to sustained high commodity prices.

Gross profit for our Water & Flowback Services Division increased compared to the prior quarter reflecting the margin expansion efforts driven by investments in technology, integration, digitalization and the benefit of our early production facilities being on line for the full quarter in Argentina. Our SandStorm fleet remains at high utilization with continued market penetration and positive pricing progression.

The Water & Flowback Services Division pretax income increased due to an increase in gross profit which was partially offset by a $0.2 million decrease in gains on sales of assets and $0.2 million decrease in foreign exchange gains. General and administrative expense decreased due to a $0.5 million decrease in professional services from contract labor, partially offset by higher compensation and benefits from higher salaries and additional headcount.

Corporate Overhead

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2022	2022
	(in thousands, except percentages)
Depreciation and amortization	$165	$171	$(6)	(3.5)%
General and administrative expense	11,967	11,542	425	3.7%
Interest expense, net	4,437	3,895	542	13.9%
Other expense, net	158	20	138	690.0%
Loss before taxes	$(16,727)	$(15,628)	$(1,099)	7.0%

Corporate overhead pretax loss increased primarily due to a $0.5 million increase in interest expense due to an increase in the interest rate on our Term Credit Agreement and a $0.4 million increase in general and administrative expense due to higher long-term incentive compensation expense.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021.
Consolidated Comparisons

	Nine Months Ended
	September 30,		Period to Period Change
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues	$405,765	$275,124	$130,641	47.5%
Gross profit	90,000	40,049	49,951	124.7%
Gross profit as a percentage of revenue	22.2%	14.6%
Exploration and appraisal costs	3,500	—	3,500	100.0%
General and administrative expense	68,096	56,077	12,019	21.4%
General and administrative expense as a percentage of revenue	16.8%	20.4%
Interest expense, net	10,933	12,373	(1,440)	(11.6)%
Other income, net	(4,858)	(14,438)	9,580	(66.4)%
Income (loss) before taxes and discontinued operations	12,329	(13,963)	26,292	188.3%
Income (loss) before taxes and discontinued operations as a percentage of revenue	3.0%	(5.1)%
Provision for income taxes	2,899	2,139	760	35.5%
Income (loss) before discontinued operations	9,430	(16,102)	25,532	158.6%
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	270	120,882	(120,612)	(99.8)%
Net income	9,700	104,780	(95,080)	(90.7)%
Loss (income) attributable to noncontrolling interests	43	(306)	349	(114.1)%
Net income attributable to TETRA stockholders	$9,743	$104,474	$(94,731)	(90.7)%

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

Consolidated exploration and appraisal costs were $3.5 million during the current year due to the exploration drilling and sample analysis costs associated with our exploratory brine well in Arkansas, as well as front-end engineering design and initial economic assessment costs for the bromine project.

Consolidated general and administrative expenses increased compared to the prior year, primarily due to $13.9 million of increased wage and benefit related expenses driven by reinstatement of full salaries and 401K match as well as higher short and long-term incentive expenses, and divisional headcount additions as operational activity levels increased. Higher wage and benefit related expenses were partially offset by a $2.1 million decrease in professional fees primarily related to the GP Sale in the first quarter of the prior year.

Consolidated interest expense, net, decreased in the current year primarily due to $50.5 million of repayments of our term credit facility during 2021.

Consolidated other income, net, decreased in the current year, compared to the prior year primarily due to a $12.0 million net decrease in unrealized gains on investments in CSI Compressco, Standard Lithium and CarbonFree, partially offset by a $1.6 million increase in foreign exchange gains, and a $0.4 million increase in gains on sales of assets.

Consolidated provision for income taxes was $2.9 million during the current year, compared to $2.1 million during the prior year. Our consolidated effective tax rate for the current year was 23.5%. Our tax provision during the current year was primarily due to income generated in certain non-U.S. jurisdictions for which a net operating loss carryforward is not available for offset. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Consolidated income (loss) from discontinued operations, net of taxes, for the prior year includes a $120.6 million primarily non-cash accounting gain from the deconsolidation of CSI Compressco. This gain is net of a $0.01 million tax provision after taking into consideration utilization of net operating loss and credit carryforwards. Consolidated income (loss) from discontinued operations for the current year consists of $0.3 million of income from adjustments to reserves related to ongoing legal matters.

Consolidated loss (income) attributable to noncontrolling interests included $0.3 million income from the prior year associated with CSI Compressco’s results for the month of January, prior to the GP Sale.

Divisional Comparisons

Completion Fluids & Products Division

	Nine Months Ended
	September 30,		Period to Period Change
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues	$207,155	$159,819	$47,336	29.6%
Gross profit	66,726	43,170	23,556	54.6%
Gross profit as a percentage of revenue	32.2%	27.0%
Exploration and appraisal costs	3,500	—	3,500	100.0%
General and administrative expense	18,517	14,253	4,264	29.9%
General and administrative expense as a percentage of revenue	8.9%	8.9%
Interest income, net	(1,042)	(465)	(577)	124.1%
Other income, net	(1,159)	(10,731)	9,572	(89.2)%
Income before taxes	$46,910	$40,113	$6,797	16.9%
Income before taxes as a percentage of revenue	22.6%	25.1%

Revenues for our Completion Fluids & Products Division increased compared to the prior year primarily due to increased International and Gulf of Mexico completion fluids product sales as a result of increased activity following the significant improvement in commodity prices and through leveraging opportunities to expand services to completion fluids customers.

Gross profit for our Completion Fluids & Products Division increased compared to the prior year due to more revenues from higher-margin completion fluids services and products, as well as a $3.8 million insurance settlement received in March 2022 from damage to our Lake Charles facility in 2020.

Pretax income for our Completion Fluids & Products Division increased compared to the prior year driven by higher gross profit, partially offset by $3.5 million of costs associated with the exploratory brine project during the current year and a $4.3 million increase in general and administrative costs due to reinstatement of full salaries and 401K match as well as higher short and long-term incentive expenses, and divisional headcount additions to support higher activity levels. Interest income, net increased primarily due to an increase in interest rates on funds held in escrow pending resolution of tax court cases in certain foreign jurisdictions. In addition, other income, net decreased due to the $9.9 million decrease in income from our Standard Lithium shares, most of which were sold during the fourth quarter of 2021, and a $1.1 million increase in foreign exchange losses. These changes are partially offset by a $0.8 million unrealized gain on our investment in the CarbonFree convertible note purchased in December 2021.

Water & Flowback Services Division

	Nine Months Ended
	September 30,		Period to Period Change
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues	$198,610	$115,305	$83,305	72.2%
Gross profit (loss)	23,793	(2,483)	26,276	NM
Gross profit (loss) as a percentage of revenue	12.0%	(2.2)%
General and administrative expense	15,724	10,851	4,873	44.9%
General and administrative expense as a percentage of revenue	7.9%	9.4%
Interest income, net	(3)	(515)	512	(99.4)%
Other income, net	(2,736)	(554)	(2,182)	393.9%
Income (loss) before taxes	$10,808	$(12,265)	$23,073	NM
Income (loss) before taxes as a percentage of revenue	5.4%	(10.6)%

Revenues for our Water & Flowback Services Division increased for both water management and production testing due to much overall higher customer drilling and completion activity. Customer activity levels have continued to improve, primarily in our North America land business as commodity prices have not only recovered but remained high for both crude oil and natural gas compared to the prior year period. Revenues have also increased in Latin America due to two early production facilities coming on line beginning in the third quarter of the current year.

Gross profit for our Water & Flowback Services Division improved substantially from a loss in the prior year to double-digit profit in the current year, primarily due to higher revenues resulting from the increased activity levels described above and pricing improvements as activity levels improved and new projects commenced.

Pretax income for our Water & Flowback Services Division increased in the current year primarily due to an improvement in the gross profit described above and a $1.6 million increase in foreign exchange gains as well as a $0.7 million increase in gains on sales of assets, offset by an increase in general and administrative expense primarily due to a $4.5 million increase in salary and employee expense from reinstatement of full salaries and 401K match as well as higher short and long-term incentive expenses, and divisional headcount additions to support higher activity levels.

Corporate Overhead

	Nine Months Ended
	September 30,		Period to Period Change
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	528	646	(118)	(18.3)%
General and administrative expense	$33,856	$30,973	$2,883	9.3%
Interest expense, net	11,978	13,354	(1,376)	(10.3)%
Other income, net	(964)	(3,153)	2,189	(69.4)%
Loss before taxes	$(45,398)	$(41,820)	$(3,578)	8.6%

Corporate overhead pretax loss increased due to a $2.9 million increase in general and administrative expense, as well as a $2.2 million decrease in other income, net, partially offset by a $1.4 million decrease in interest expense, net due to lower debt levels. Corporate general and administrative expenses increased compared to the prior year, primarily due increased wage and benefit related expenses driven by reinstatement of full salaries and 401K match as well as higher short and long-term incentive expenses, partially offset by a $2.2 million decrease in professional fees primarily related to the GP Sale in the first quarter of the prior year. Other income, net decreased primarily due to a $2.9 million decrease in income related to unit price changes of our investment in CSI Compressco, partially offset by a $1.1 million increase in foreign exchange gains.

Non-GAAP Financial Measures
We use U.S. GAAP financial measures such as revenues, gross profit, income (loss) before taxes, and net cash provided by operating activities, as well as certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures for our business.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, impairments, exploration and appraisal costs and certain other non-cash charges and non-recurring adjustments. The most directly comparable GAAP financial measure is net income (loss) before taxes and discontinued operations.
Adjusted EBITDA is used as a supplemental financial measure by our management to:
•evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis; and
•determine our ability to incur and service debt and fund capital expenditures.

 The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	September 30, 2022
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(in thousands, except percentages)
Revenue	$59,163	$75,849	$—	$—	$135,012
Net income (loss) before taxes and discontinued operations	12,357	6,482	(11,968)	(4,756)	2,115
Exploration and appraisal costs	936	—	—	—	936
Adjustment to long-term incentives	—	—	1,731	—	1,731
Transactions and other expenses	—	82	—	—	82
Adjusted income (loss) before taxes and discontinued operations	$13,293	$6,564	$(10,237)	$(4,756)	$4,864

Interest expense, net	(436)	(2)	—	4,437	3,999
Depreciation and amortization	1,846	6,626	—	162	8,634
Equity compensation expense	—	—	1,098	—	1,098
Adjusted EBITDA	$14,703	$13,188	$(9,139)	$(157)	$18,595

Adjusted EBITDA as % of revenue	24.9%	17.4%			13.8%

	Three Months Ended
	June 30, 2022
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(in thousands, except percentages)
Revenue	$74,798	$65,918	$—	$—	$140,716
Net income (loss) before taxes and discontinued operations	15,261	1,644	(11,542)	(4,083)	1,280
Impairments	220	2,042	—	—	2,262
Exploration and appraisal costs	634	—	—	—	634
Adjustment to long-term incentives	—	—	1,450	—	1,450
Transactions and other expenses	—	556	—	—	556
Adjusted income (loss) before taxes and discontinued operations	$16,115	$4,242	$(10,092)	$(4,083)	$6,182

Interest expense, net	(283)	(2)	—	3,895	3,610
Depreciation and amortization	1,873	5,705	—	168	7,746
Equity compensation expense	—	—	1,159	—	1,159
Adjusted EBITDA	$17,705	$9,945	$(8,933)	$(20)	$18,697

Adjusted EBITDA as % of revenue	23.7%	15.1%			13.3%

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
Liquidity and Capital Resources

We believe that our capital structure allows us to meet our financial obligations despite current uncertain operating conditions and financial markets. Our liquidity at the end of the third quarter was $92.3 million. Liquidity is defined as unrestricted cash plus availability under the ABL Credit Agreement, Swedish Credit Facility and Finland Credit Agreement. Information about the terms and covenants of our debt agreements can be found in our 2021 Annual Report and in Note 6 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash, which include cash activity from our former Compression Division for January 2021 prior to the closing of the GP sale, are as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Operating activities	$25,948	$10,424
Investing activities	$(28,280)	$(12,164)
Financing activities	$(2,771)	$(38,656)

Operating Activities

Consolidated cash flows provided by operating activities increased compared to the first nine months of 2021 primarily due to an increase in cash profit, partially offset by the effect of working capital movements and $0.9 million of prior-year cash flows provided by operating activities generated by CSI Compressco in January prior to closing of the GP Sale.

Investing Activities

Total cash capital expenditures during the first nine months of 2022 were $32.7 million, which reflects increased expenditures to accommodate industry-wide activity recoveries. Our Water & Flowback Services Division spent $26.1 million on capital expenditures, primarily to deploy additional SandStorm units to meet increased demands and maintain, automate and upgrade its water management and flowback equipment fleet. Water and Flowback Services Division capital expenditures also included expenditures related to construction of three early production facilities in Argentina, including approximately $2.0 million of costs that were reimbursed by customers. Our Completion Fluids & Products Division spent $6.5 million on capital expenditures, primarily supporting higher activity levels in the United States and Europe.

Investing activities during the first nine months of 2022 included a $3.8 million insurance settlement received in March 2022 from damage to our Lake Charles facility in 2020.

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

Lithium and Bromine Inferred Resources

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. With respect to approximately 35,000 acres of that total acreage, we had previously entered into an agreement granting Standard Lithium an option to acquire lithium rights. The agreements governing this option contemplate a 2.5% royalty that Standard Lithium would pay us based on gross lithium revenues. Additional information on these exploration targets is described in Part I, “Item 2. Properties” in our 2021 Annual Report.

In August 2021, we announced the completion of a preliminary technical assessment by an independent geological consulting firm to assess lithium and bromine exploration targets in our approximately 31,100 net acres. During the first nine months 2022, we spent $3.5 million to complete the drilling of our Arkansas exploration well, obtain and analyze fluid samples for multiple Smackover formation brine zones, and begin a bromine front-end engineering design study and bromine PEA. During the third quarter of 2022, the maiden inferred bromine and lithium brine resource estimation report for our leased acreage in the Smackover Formation in Southwest Arkansas was completed. The report indicates the brine resource underlying the approximately 40,000 gross acres where we hold bromine mineral rights is estimated to contain an inferred resource of 5.25 million short tons of elemental bromine; and the brine resource underlying the approximately 5,000 gross acres where we hold dedicated lithium mineral rights is estimated to contain an inferred resource of 44,000 short tons of elemental lithium. Using an elemental to LCE conversion ratio of 5.323, which is accepted in the industry, the acreage is estimated to contain 234,000 short tons of LCE.

We intend to complete an initial economic assessment for the bromine extraction plant this year. We expect the lithium front-end engineering design study and initial economic assessment for a lithium extraction plant to follow in the fall of 2023. The extraction of lithium from our dedicated 5,000 gross acres should greatly benefit the financial returns for the overall project.

Financing Activities

As a result of TETRA’s strong cash flow from operations in 2020 and the proceeds from the GP Sale, during the first nine months of 2021, we repaid $37.5 million on our term credit agreement. We repaid an additional $21.0 million on our term credit agreement during 2021 using proceeds from the sale of Standard Lithium shares and cash flows from operations. Our financing activities for the first nine months of 2022 include $1.2 million of capital lease payments associated with equipment leased for the early production facilities in Argentina. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

Long-Term Debt

Asset-Based Credit Agreement. As of September 30, 2022, our ABL Credit Agreement provides for a senior secured revolving credit facility of up to $80.0 million, with a $20.0 million accordion. The credit facility is subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable, certain accrued receivables and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, accrued receivables and the value of our inventory, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement. As of September 30, 2022, we had zero outstanding and $4.7 million in letters of credit and guarantees against our ABL Credit Agreement and availability of $62.6 million, subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement.

Swedish Credit Facility. In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden. As of September 30, 2022, we had less than $0.1 million outstanding and availability of approximately $4.5 million United States dollars under this agreement. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days.

Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2022 and the Company intends to renew it annually.

Finland Credit Agreement. In January 2022, the Company also entered into a credit agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of September 30, 2022, there were US$1.4 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2023 and the Company intends to renew it annually.

Term Credit Agreement.    The Term Credit Agreement is scheduled to mature on September 10, 2025. Our Term Credit Agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report. As of October 28, 2022, $163.1 million in aggregate principal amount of our Term Credit Agreement is outstanding.

Other Sources and Uses of Cash

In addition to the aforementioned credit facilities and senior notes, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of September 30, 2022, the market value of our investments in CSI Compressco and Standard Lithium were $6.1 million and $1.7 million, respectively, with no holding restrictions on our ability to monetize our interests. We also hold an investment in a convertible note issued by CarbonFree valued at $5.5 million as of September 30, 2022, excluding accrued interest. In addition, we are party to agreements in which Standard Lithium has the right to explore, and an option to acquire the right to produce and extract Lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. We received 400,000 shares of Standard Lithium stock during the second quarter of 2022 under the terms of this agreement.

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

As of September 30, 2022, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. Information ab-out the terms and covenants of our lease agreements can be found in our 2021 Annual Report.

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

These forward-looking statements include statements concerning the inferred mineral resources of lithium and bromine, the potential extraction of lithium and bromine from the leased acreage, the economic viability thereof, the demand for such resources, and the timing and cost of such activities; the ability to obtain an initial economic assessment regarding our lithium and bromine acreage; statements regarding the Company's beliefs, expectations, plans, goals, future events and performance; and other statements that are not purely historical. With respect to the Company's disclosures of inferred mineral resources, including bromine and lithium carbonate equivalent concentrations, it is uncertain if further exploration will ever result in the estimation of a higher category of mineral resource or a mineral reserve. Inferred mineral resources are considered to have the lowest level of geological confidence of all mineral resources. Investors are cautioned that mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence and as to whether they can be economically or legally commercialized. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category.

Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our 2021 Annual Report, and those described from time to time in our future reports filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. Borrowings under our Swedish Credit Facility bear interest at a fixed rate of 2.95%. Borrowings under our ABL Credit Agreement bear interest at an agreed-upon percentage rate spread above LIBOR. Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) LIBOR (subject to a 1% floor) plus a margin of 6.25% per annum or (ii) a base rate plus a margin of 5.25% per annum. The following table sets forth as of September 30, 2022, the principal amount due under our long-term debt obligations and their respective weighted average interest rates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

		Interest	September 30, 2022
	Scheduled Maturity	Rate
			(in thousands)
Term credit agreement	September 10, 2025	8.77%	$163,071
Asset-based credit agreement	September 10, 2023	4.75%	—
Swedish Credit Facility	December 31, 2022	2.95%	14
TETRA total debt, including current portion			$163,085

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of September 30, 2022, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

On May 31, 2022, TETRA filed a demand for arbitration with the American Arbitration Association (“AAA”) under a certain Bromine Requirements Sales Agreement between TETRA and LANXESS Corporation (formerly Chemtura Corporation, “LANXESS”) (the “Sales Agreement”).

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

On September 19, 2022, LANXESS filed a counterclaim with the AAA seeking declaratory relief, among other relief, declaring that the proposed price increase was valid and seeking damages in the amount of the price increase from July 1, 2022 forward.

On October 4, 2022, TETRA filed a reply to LANXESS’ counterclaim disputing the counterclaim and amending its original demand.

The arbitration is currently pending, and no final hearing date has been set. TETRA is presently unable to predict the duration, scope or result of this proceeding.

For more information regarding litigation, see “Item 1. Legal Proceedings” in our 2021 Annual Report and Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.

As of the date of this filing, TETRA and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in our 2021 Annual Report. In addition, we are subject to the following supplemental risk factor.

The Inflation Reduction Act of 2021 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.

In August 2022, President Biden signed the Inflation Reduction Act of 2021 (“IRA 2022”) into law. The IRA 2022 contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the U.S. Environmental Protection Agency (“EPA”), including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. While the tax incentives created by the IRA for carbon capture and sequestration may increase demand for some of the services we provide as part of our low carbon solutions business, the methane charge imposed on our oil and natural gas customers could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. This could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our other services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
July 1 – July 31, 2022	—	$—	—	$—
August 1 – August 31, 2022	—	—	—	—
September 1 – September 30, 2022	—	—	—	—
Total	—		—	$—
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
*    Filed with this report.
**    Furnished with this report.
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2022 and 2021; (iii) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (iv) Consolidated Statements of Equity for the nine-month periods ended September 30, 2022 and 2021 ; (v) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements for the nine months ended September 30, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	October 31, 2022	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	October 31, 2022	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	October 31, 2022	By:	/s/Richard D. O’Brien
Richard D. O’Brien
Vice President – Finance and Global Controller
Principal Accounting Officer