Form 10-K
period 2022-12-31
TETRA TECHNOLOGIES INC
filed 2023-02-27
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the Registrant was $502,483,245 as of June 30, 2022.
As of February 24, 2023, TETRA Technologies, Inc. had 128,662,300 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III information is incorporated by reference to the registrant’s proxy statement for its annual meeting of stockholders to be held
May 24, 2023, to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year.

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
•the effect of inflation on the cost of goods and services;
•the levels of competition we encounter;
•the activity levels of our customers;
•our operational performance;
•actions taken by our customers, suppliers, competitors and third-party operators;
•the availability of raw materials and labor at reasonable prices;
•risks related to the inferred mineral resources of lithium and bromine, the potential extraction of lithium and bromine from the leased acreage, the development of the assets including construction of bromine extraction plants, the economic viability thereof, the demand for such resources, and the timing and cost of such activities;
•the ability to obtain an initial economic assessment, indicated or measured resources report, and/or pre-feasibility or feasibility studies regarding our lithium and bromine acreage;
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
•acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current conflict between Russia and Ukraine, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions;
i

•statements regarding our beliefs, expectations, plans, goals, future events and performance and other statements that are not purely historical; and
•other risks and uncertainties under “Item 1A. Risk Factors” in this Annual Report and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

    With respect to our disclosures of inferred mineral resources, including bromine and lithium carbonate equivalent concentrations, it is unclear whether further exploration will ever result in the estimation of a higher category of mineral resource or a mineral reserve; inferred mineral resources are considered to have the lowest level of geological confidence of all mineral resources. Investors are cautioned that inferred mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence and as to whether they can be economically or legally commercialized. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category.

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

About TETRA

TETRA Technologies, Inc., together with its consolidated subsidiaries, is a leading energy services and solutions company operating on six continents, focused on bromine-based completion fluids, calcium chloride, water management solutions, frac flowback, and production well testing services. We have two reportable segments - Completion Fluids & Products Division and Water & Flowback Services Division.

Our Completion Fluids & Products Division manufactures and markets clear brine fluids (“CBFs”), additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry, and markets TETRA PureFlow® ultra-pure zinc bromide to several battery technology companies.

Our Water & Flowback Services Division provides onshore oil and gas operators with comprehensive water management services. The Division also provides frac flowback, production well testing, and other associated services in many of the major oil and gas producing regions in the United States, as well as in oil and gas basins in certain countries in Latin America, Europe, and the Middle East.

We continue to pursue a long-term growth strategy that includes expanding our core businesses, domestically and internationally, through the introduction of new technology, organic growth and accretive acquisitions.

Products and Services

Completion Fluids & Products Division

Liquid calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, sodium bromide, and blends of such products manufactured by our Completion Fluids & Products Division are referred to as CBFs in the oil and gas industry. CBFs are salt solutions that have variable densities and are used to control bottom-hole pressures during oil and gas completion and workover operations. The Division sells CBFs and various CBF additives to United States and international oil and gas exploration and production companies and to other companies that service customers in the oil and gas industry.

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

We are also pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets (including our approximately 40,000 gross acres of brine leases in Arkansas) and technologies, and our leading calcium chloride production capabilities. In May 2021, we signed a memorandum of understanding (“MOU”) with CarbonFree Chemicals Holdings, LLC (“CarbonFree”), a carbon capture company with patented technologies that capture CO2 and mineralize emissions to make commercial, carbon-negative chemicals. Although the MOU expired in May 2022 at the end of its twelve-month term, we have an intellectual property joint development agreement in place with CarbonFree to evaluate potential new technologies. In December 2021, we invested $5.0 million in a convertible note issued by CarbonFree. This was an investment alongside other investors that provided CarbonFree the necessary capital to construct the first SkyCycleTM facility. We have also reached agreement with CarbonFree on the potential use of a unique solution proposed by TETRA to produce low carbon calcium chloride to support SkyCycleTM technology.

In August 2021, we announced completion of a preliminary technical assessment by an independent geological consulting firm to assess lithium and bromine exploration targets in our Southwest Arkansas brine leases. Bromine is a key mineral component in zinc-bromide energy storage systems and our TETRA PureFlow® ultra-pure zinc bromide has been qualified by several battery technology companies. The lithium battery market is a rapidly growing market, affording us the potential opportunity to participate in a meaningful way. In December, 2021, we announced a strategic agreement with Eos Energy Enterprises, Inc. ("Eos") (NASDAQ: EOSE) involving a long-term supply and collaboration agreement to supply our, TETRA PureFlow® ultra-pure zinc bromide. TETRA and Eos expect to collaborate for improved battery performance, cost and system life including a solution for the end of a battery’s life using TETRA's extensive experience with reclaiming and recycling zinc bromide. We are committed to pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. During 2022, we completed the maiden inferred bromine and lithium brine resource estimation report for our leased acreage in the Smackover Formation in Southwest Arkansas, as well as a front end engineering and design study for the design of a brine to bromine processing plant, pipeline and related assets. We are in the final stages of a reservoir analysis to further assess TETRA’s bromine and lithium assets in Arkansas. Completion of this front end engineering and design study and reservoir analysis were incremental steps for TETRA to complete an initial and preliminary economic analysis. Further steps are required before making a decision to develop the bromine assets, which may include drilling an additional well or wells, further studies to mature the resource and completion of a pre-feasibility and/or feasibility study. Bromine is a key mineral component in zinc-bromide energy storage systems and our TETRA PureFlow® high purity zinc bromide has been qualified by several battery technology companies. The lithium battery market is a rapidly growing market, so we believe we are well positioned to meaningfully participate in that market.

Water & Flowback Services Division

Our Water & Flowback Services Division provides a wide variety of water management services that support hydraulic fracturing in unconventional well completions for domestic onshore oil and gas operators. These services include fresh and produced water analysis, treatment and recycling, blending and distribution, storage and pit lining, transfer, engineering, and environmental risk mitigation. The Water & Flowback Services Division’s patented and patent-pending equipment and processes include advanced hydrocyclones for sand management, certain produced- and fresh-water blending technologies, and the TETRA Steel™ 1200 rapid deployment water transfer system. The Water & Flowback Services Division seeks to design sustainable solutions that meet the unique needs of each customer in order to maximize operational performance and efficiency and minimize the use of fresh water. These solutions include tailored “Last Mile” infrastructure to transfer water around well pads in a safe, efficient, and environmentally responsible manner - which consists of water storage ponds, movable storage tanks, a network of water transfer lines including poly pipe and TETRA Steel™ lay-flat hose, automated transfer and blending of produced water, and water treatment and recycling systems. These systems include the TETRA SwiftWater Automated Treatment (SWAT™) system that chemically treats produced water through a clarification process and the TETRA Oil Recovery After Production Technology (Orapt™) mobile oil separation system that recovers oil from produced water. Automation has also been deployed across the TETRA water management portfolio, and across TETRA flowback services, to reduce health, safety and environmental risks and enhance reliability and cost-effectiveness.

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

This Division maintains one of the largest fleets of high-pressure production testing equipment in the United States, including equipment designed to work in environments where high levels of hydrogen sulfide gas are present. The Division has domestic operating locations in Louisiana, New Mexico, Oklahoma, Pennsylvania, and Texas. The Division also has locations in certain countries in Latin America, Europe, and the Middle East.

Former Compression Division

Our former Compression Division provided compression services and equipment for natural gas and oil production, gathering, artificial lift, transmission, processing, and storage. Our former Compression Division’s operations were conducted through our partially-owned CSI Compressco LP (“CSI Compressco”) subsidiary. Through one of our former wholly-owned subsidiaries, CSI Compressco GP LLC (f/k/a CSI Compressco GP Inc.) (the “general partner”), we managed and controlled CSI Compressco, and accordingly, we consolidated CSI Compressco’s results of operations in our consolidated results of operations through January 31, 2021. On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan Energy Partners, LP and Energy Holdco, LLC (together, “Spartan”) pursuant to which we sold the general partner of CSI Compressco, including the incentive distribution rights (“IDRs”) in CSI Compressco and approximately 23.1% of the outstanding limited partner interests in CSI Compressco, in exchange for $13.9 million in cash. As of December 31, 2022, we retained an interest in CSI Compressco consisting of approximately 3.7% of the outstanding common units. Throughout this Annual Report, we refer to the transaction with Spartan as the “GP Sale.” We have reflected the operations of our former Compression Division as discontinued operations for all periods presented. See Note 3 - “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information.

Sources of Raw Materials

Our Completion Fluids & Products Division manufactures calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide for sale to its customers. The Division also recycles used calcium bromide and zinc bromide CBFs repurchased from its oil and gas customers.

The Completion Fluids & Products Division manufactures liquid calcium chloride, either from underground brine or by reacting hydrochloric acid with limestone. We produce calcium chloride and sodium chloride at our two facilities in San Bernardino County, California, by solar evaporation of pumped underground brine reserves that contain calcium chloride. The underground reserves of this brine are deemed adequate to supply our foreseeable need for calcium chloride at those plants. The Division also purchases liquid and dry calcium chloride from a number of United States and foreign chemical manufacturers.

The Completion Fluids & Products Division’s primary sources of hydrochloric acid are co-product streams obtained from chemical manufacturers. Substantial quantities of limestone are also consumed when converting hydrochloric acid into calcium chloride. Currently, hydrochloric acid and limestone are generally available from multiple sources.

To produce calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide at our West Memphis, Arkansas facility, we use bromine, hydrobromic acid, zinc, ammonia water and lime as raw materials. There are multiple sources of zinc that we can use in the production of zinc bromide and zinc calcium bromide. We have a long-term supply agreement with LANXESS, AG (“LANXESS”) under which the Completion Fluids & Products Division purchases its requirements of raw material bromine from LANXESS’ Arkansas bromine production facilities. The supply agreement with LANXESS is under arbitration. See Part I “Item 3. Legal Proceedings” and Note 11 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in this Annual Report for further information.

We have not historically directly purchased any significant volumes of raw materials from Russia nor from Ukraine. Additionally, we have not historically sold any significant volumes of product to Russia or to Ukraine. However, one of our raw material providers sourced one of their raw materials from Russia or Ukraine. Because of the ongoing conflict between Russia and Ukraine, during early 2022, our primary European supplier of certain raw materials advised us of supply constraints with one of their suppliers of a key raw material used in their manufacturing process. This raw material is a widely used, global commodity but the disruption to the current supply chain has caused some impact on their production which in turn has caused a reduction in delivered volumes of certain raw materials to our plant in Finland where we manufacture calcium chloride, which has decreased our calcium chloride production volumes and had some impact on our margins during the first half of 2022. Our supplier has sourced their material from an alternative location and resumed supplying increased volumes to us during the third quarter of 2022 and returned to meet current customer demand levels in the fourth quarter of 2022. The magnitude of any future financial impact resulting from further supply chain disruptions is difficult to quantify at this time. We are also continuing to work with secondary and tertiary raw material providers on options to address the situation and mitigate the financial impact. Our Board of Directors is continuing to monitor the situation and assess any current or future risk to our financial condition and results of operations.

We currently lease over 40,000 gross acres of brine leases near Magnolia, Arkansas, which contain bromine and lithium. See our disclosures titled “Bromine and Lithium Inferred Resources” set forth in Part I, “Item 2. Properties” of this Annual Report. The long-term LANXESS bromine supply agreement discussed above provides a secure supply of bromine to support a majority of the Division’s current manufacturing levels. We do, however, continue to evaluate our strategy related to the Arkansas assets and their future development. LANXESS has certain rights to participate in future development of these Arkansas assets. In addition, we are party to agreements with Standard Lithium Ltd. (“Standard Lithium”) (NYSE: SLI), under which Standard Lithium has the right to explore, produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region (San Bernardino County) of California. See Note 2 - “Basis of Presentation and Significant Accounting Policies” and Note 14 - “Fair Value Measurements” in the Notes to Consolidated Financial Statements for further information.

The Water & Flowback Services Division purchases water management and production testing equipment and components from third-party manufacturers.

Market Overview and Competition

Our operations are highly dependent upon the demand for, and production of, natural gas and oil in the various domestic and international locations in which we operate. Demand for products and services of our Completion Fluids & Products Division remained resilient despite pandemic impacts on commodity prices in 2020. Prices have experienced significant recoveries beginning in the second half of 2021 and continuing through 2022. West Texas Intermediate oil prices continued to improve from an average of $68.14 in 2021 to an average of $94.90 per barrel during 2022.

Completion Fluids & Products Division

Our Completion Fluids & Products Division provides its products and services to oil and gas exploration and production companies in the United States and certain foreign markets, and to other customers that service such companies. Current areas of market presence include the onshore U.S., the U.S. Gulf of Mexico, the North Sea, Mexico and certain countries in South America, Europe, Asia, the Middle East, and Africa. Customers with deepwater operations frequently use high volumes of CBFs, which can be subject to harsh downhole conditions, such as high pressure and high temperatures. Demand for CBF products is generally driven by offshore completion and workover activity.

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

The Completion Fluids & Products Division’s liquid and dry calcium chloride products have a wide range of uses outside the energy industry. Non-energy market segments where these products are used include water treatment, industrial, food processing, road maintenance, ice melt, agricultural, and consumer products. As part of our low carbon solutions, we produce and provide end users with zinc bromide, used in zinc-bromine batteries and energy storage. We also sell sodium bromide into industrial water treatment markets as a biocide under the BioRid® tradename. Most of these markets are highly competitive. The Completion Fluids & Products Division’s European calcium chloride operations market our calcium chloride products to certain European markets. Our principal competitors in the non-energy related calcium chloride markets include Occidental Chemical Corporation and Vitro in North America and NedMag in Europe.

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

The water management, flowback, and production testing markets are highly competitive, and competition is based on availability of appropriate equipment and qualified personnel, as well as price, quality of service, and safety record. The Division’s skilled personnel, operating procedures, integrated closed-loop water management solution, automation systems, and safety record give us a competitive advantage. Competition in the U.S. water management markets includes Select Energy Services, Inc. and various regional companies, while competition in onshore U.S. production testing markets is primarily dominated by numerous small, privately owned operators. Halliburton and Schlumberger are competitors in the international production testing markets we serve although we provide these services to their customers on a subcontract basis from time to time. Customers for the Water & Flowback Services Division include major integrated and independent U.S. and international oil and gas producers that are active in the areas in which we operate.

No single customer provided 10% or more of our total consolidated revenues during the years ended December 31, 2022, 2021 or 2020.

Other Business Matters

Human Capital Management

We collaborate as a team to execute for each other, our customers, and our shareholders. As of December 31, 2022, we employed approximately 1,300 people worldwide. None of our U.S. employees are presently covered by a collective bargaining agreement. Our employees outside the U.S. are generally members of labor unions and associations in the countries in which they are employed. We believe that our relations with our employees are good.

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

To ensure our work remains safe and of the highest quality, the Company has a comprehensive HSEQ Management System and program designed to improve the capacity of the organization by controlling worksite risks, developing proper work practices and procedures, and empowering employees with stop-work authority if they observe unsafe conditions, omissions, errors, or actions that could result in safety or environmental incidents, or product and service quality issues. If an incident takes place, we investigate all serious occurrences to determine root causes and implement corrective actions to ensure we expand our capacity to operate safely.

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

Proprietary Technology and Trademarks

As of December 31, 2022, we owned or licensed 47 issued U.S. patents and had 8 patent applications pending in the United States. We also had 21 owned or licensed patents and 34 patent applications pending in various other countries. The foreign patents and patent applications are primarily foreign counterparts to certain of our U.S. patents or patent applications. The issued patents expire at various times through 2040. We have elected to maintain certain other internally developed technologies, know-how, and inventions as trade secrets. While we believe that our patents and trade secrets are important to our competitive positions in our businesses, we do not believe any one patent or trade secret is essential to our success.

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

We are subject to numerous federal, state, local, and foreign laws and regulations relating to health, safety, and the environment, including regulations regarding air emissions, wastewater and storm water discharges, and the disposal of certain hazardous and nonhazardous wastes. Compliance with such laws and regulations may expose us to significant costs and liabilities, and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations or associated permits may result in the assessment of administrative, civil or criminal fines and penalties, the imposition of other corrective action obligations or other injunctive relief, or both.

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

    The CAA and its implementing regulations, and comparable state laws and regulations, regulate the emissions of air pollutants from various industrial sources and impose monitoring and reporting requirements. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere. For example, in June 2016, the EPA adopted regulations under its New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants that establish air emission controls for natural gas and natural gas liquids production, processing and transportation activities. These rules establish specific requirements associated with volatile organic compounds and methane emissions from certain hydraulically fractured natural gas wells, production-related wet seal and reciprocating compressors, and pneumatic controllers and storage vessels, and further require that most hydraulically fractured natural gas wells use so-called “green” completions. While the EPA under the Trump Administration finalized rules to rescind or modify certain of these requirements in September 2020, subsequently, the United States Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions, effectively reinstating the prior standards. Additionally, in November 2021, EPA issued a proposed rule that, if finalized, would establish OOOO(b) new source and OOOO(c) first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Operators of affected facilities will have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. The EPA issued a supplemental proposal in November 2022, which, among other items, sets forth specific revisions strengthening the first nationwide emission guidelines for states to limit emissions from existing oil and gas facilities. The proposal also revises requirements for fugitive emissions monitoring and repair and as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. We cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, additional or more stringent regulations could impose new air permitting or pollution control requirements on our equipment that could require us to incur material costs. For more information, see our risk factor titled “Our operations, and those of our suppliers and customers, are subject to a series of risks arising from climate change.”

    In accordance with Section 402 of the Clean Water Act, the EPA is authorized to issue National Pollutant Discharge Elimination System (“NPDES”) General Permits to regulate offshore discharges in the Gulf of Mexico which includes Treatment, Completion and Workover (“TCW”) fluids. Our operations include providing services and materials to oil and gas operators for the use of TCW fluids in the Gulf of Mexico. The EPA’s current NPDES permits for Region 6 and Region 4 for oil and gas operations in the federal waters of the Gulf of Mexico expired on September 30, 2022 and January 19, 2023, respectively. As of October 1, 2022, the permits remain in administratively continued status pending finalization of a new NPDES General Permit. While the terms of any subsequent NPDES General Permit applicable to our customers’ operations are uncertain at this time, any additional restrictions on oil and gas operation in the Gulf of Mexico under the Clean Water Act, could have an indirect effect on us. In addition, the Clean Water Act, and comparable state laws and regulations thereunder, also prohibit the discharge of pollutants into regulated waters without a permit, including industrial wastewater discharges and storm water runoff, and establish limits on the levels of pollutants contained in such discharges.

The modification or reinterpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations could adversely affect oil and natural gas exploration and production operations, which in turn could have an adverse effect on us. For example, the federal government regularly evaluates new species for listing under the ESA. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered, as well as certain “critical habitat” for such species. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The listing of any new species, the relisting of a species from threatened to endangered, or the designation of critical habitat for any such species may cause us or our customers to incur additional costs or become subject to operating restrictions or bans at certain times or in certain areas. Separately, regulators at both the federal and state levels have placed increasing attention on matters related to oil and gas operations, particularly hydraulic fracturing and the emission of greenhouse gases (“GHGs”). For more information, see our risk factors titled “Our operations, and those of our suppliers and customers, are subject to a series of risks arising from climate change” and “Regulatory initiatives related to hydraulic fracturing in the countries where we and our customers operate could result in operating restrictions or delays in the completion of oil and gas wells that may reduce demand for our services.”

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

    Oil prices fell beginning in early 2020 and recovered during 2021 and into early 2022. West Texas Intermediate oil prices averaged $39.16, $68.14, and $94.90 per barrel during 2020, 2021, and 2022, respectively.

Over this same period, U.S. natural gas prices have also been volatile, with the Henry Hub price averaging $2.03, $3.89, and $6.45 per MMBtu during 2020, 2021, and 2022, respectively. The prolonged volatility and low levels of oil and natural gas prices and supply and demand imbalances depressed levels of exploration, development, and production activity during 2020 and early 2021. If oil and natural gas prices return to levels at or below those experienced in 2020 and early 2021 and supply and demand imbalances persist, there would be a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Should current market conditions worsen for an extended period of time, we may be required to record additional asset impairments. Such potential impairment charges could have a material adverse impact on our operating results.

Factors affecting the prices of oil and natural gas include: the level of supply and demand for oil and natural gas, worldwide; governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves; weather conditions, natural disasters, and health or similar issues, such as pandemics or epidemics; worldwide political, military, and economic conditions such as the Russia-Ukraine conflict; the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and non-OPEC countries, such as Russia, to set and maintain oil production levels; the levels of oil production in the U.S. and by other non-OPEC countries; oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas; the cost of producing and delivering oil and natural gas; and acceleration of the development of, and demand for, alternative energy sources.

We encounter, and expect to continue to encounter, intense competition in the sale of our products and services.

We compete with numerous companies in each of our operating segments, many of which have substantially greater financial and other resources than we have. Certain of our competitors have lower standards of quality, and offer equipment and services at lower prices than we do. Other competitors have newer equipment that is better suited to our customers’ needs. If we experience another period of low oil and natural gas pricing, to the extent competitors offer products or services at lower prices or higher quality, or more cost-effective products or services, our business could be materially and adversely affected. In addition, certain of our customers may elect to perform services internally in lieu of using our services, which could also materially and adversely affect our operations.

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

As of December 31, 2022, we hold approximately 3.7% of the outstanding CSI Compressco common units, which had a fair value of $7.0 million. The value of our investment in CSI Compressco may be adversely affected by negative changes in its results of operations, cash flows and financial position, which may occur as a result of the many risks attendant with operating in the compression services industry. We are party to agreements in which Standard Lithium has the right to explore, produce and extract Lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. The company receives cash and stock of Standard Lithium under the terms of the arrangements. If we elect to hold Standard Lithium stock received under these agreements, our operating results could be significantly affected by fluctuations in the market value of our stock holding. As of December 31, 2022, we also hold a $6.1 million investment in a convertible note issued by CarbonFree. This note will be subject to fair value measurement adjustments which will affect our financial results and there can be no assurance that it will ultimately be repaid or converted into equity of CarbonFree.

Changes in the economic environment have resulted, and could further result, in significant impairments of certain of our long-lived assets.

Under U.S. generally accepted accounting principles (“U.S. GAAP”), we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in additional impairments, resulting in decreased earnings. During the three-year period ending December 31, 2022, we recorded a total of $3.9 million of impairments and other charges for certain inventory and long-lived assets other than goodwill. Depressed commodity prices and/or adverse changes in the economic environment could result in a greater decrease in the demand for many of our products and services, which could impact the expected utilization rates of certain of our long-lived assets, including plant facilities, operating locations, and operating equipment.

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

We are subject to operating hazards normally associated with the oilfield service industry, including automobile accidents, fires, explosions, blowouts, formation collapse, mechanical problems, abnormally pressured formations, and environmental accidents. Environmental accidents could include, but are not limited to, oil and produced water spills, gas leaks or ruptures, uncontrollable flows of oil, gas, or well fluids, or discharges of CBFs or toxic gases or other pollutants into the air, soil, water, groundwater, etc. These operating hazards may also include injuries to employees and third parties during the performance of our operations.

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

Our Arkansas brine leases currently only contain inferred resources of lithium and bromine, and we may never convert any of these resources to proven mineral reserves on these properties, or enough of them to justify the decision to engage in the extraction of lithium and/or bromine. While we continue to evaluate the next steps regarding the potential development of our brine leases, we have only very recently completed the initial assessment of the bromine resource, and we are not currently able to determine the economic viability of the extraction of the lithium and bromine from the leased acreage. In addition, the extraction of lithium and bromine from these brine leases will likely require a significant amount of time and capital, which we are not able to estimate at this time and which may not be available to us on acceptable terms or at all. There can be no assurance that any future exploration efforts on these properties will be successful. As a result of these uncertainties, no assurance can be given that any future exploration programs will result in the discovery of commercially viable mineral resources or reserves.

Failure to effectively and timely execute any of our low carbon energy initiatives could have an adverse effect on our business and financial condition.

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

In certain markets, the Water & Flowback Services Division’s onshore water management services can be dependent on adequate water supplies being available to our customers. To the extent severe drought or other weather-related conditions prevent our customers from obtaining needed water, frac water operations may not be possible and our Water & Flowback Services Division business may be negatively affected.

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

During 2022, the closing price for our common stock ranged from a high of $5.73 per share to a low of $2.74 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for companies in industries similar to ours. Some of these fluctuations have been unrelated to operating performance and are attributable, in part, to outside factors such as general economic conditions, including the impact of the COVID-19 pandemic, the ongoing Russia-Ukraine conflict and fear of a global recession. The volatility of our common stock may make it difficult to resell shares of our common stock at attractive prices.

Our long-term debt agreements contain covenants and other provisions that restrict our ability to take certain actions and may limit our ability to operate or grow our business in the future.

As of December 31, 2022, our total long-term debt outstanding of $156.5 million consisted of the carrying amount outstanding under our credit agreement (the “Term Credit Agreement”) [and our Asset-Based Credit Agreement (the “ABL Credit Agreement”)], both of which we entered into in September 2018, as well as borrowings under our revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”), which was entered into in January 2022.

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

As discussed in the preceding risk factors, we face the risk of having to satisfy decommissioning liabilities on properties presently or formerly owned by Maritech, including companies that have purchased Maritech properties or are joint owners in properties presently and formerly owned by Maritech and from whom Maritech is entitled to receive payments upon satisfaction of certain decommissioning obligations. Consequently, we face credit risk associated with the ability of these companies to satisfy their decommissioning liabilities. If these companies are unable to satisfy their obligations, it will increase the possibility that we will become liable for such decommissioning obligations in the future.

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

As of December 31, 2022, we had $163.1 million outstanding under our Term Credit Agreement and $3.0 million outstanding under our ABL Credit Agreement. These credit facilities consist of floating rate loans that bear interest at an agreed upon percentage rate spread above London Interbank Offered Rate (“LIBOR”) or an alternate base rate. During 2021, our asset-based credit agreement and term credit agreement were amended to allow replacement of LIBOR with another benchmark rate, such as the secured overnight financing rate (“SOFR”) in the event that LIBOR cannot be determined or does not fairly reflect the cost to our lenders of funding our loans. Whenever we have amounts outstanding under these facilities, our cash flows and results of operations will be subject to interest rate risk exposure associated with the debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

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

Legal, Regulatory, and Political Risks

Our operations are subject to extensive and evolving U.S. and foreign federal, state, and local laws and regulatory requirements that increase our operating costs and expose us to potential fines, penalties, and litigation.

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

Our onshore and offshore operations, including operations related to energy storage and carbon capture, utilization, and storage, expose us to risks such as the potential for harmful substances escaping into the environment and causing damages or injuries, which could be substantial. We maintain limited environmental liability insurance covering named locations and environmental risks associated with contract services for oil and gas operations. We could be materially and adversely affected by an enforcement proceeding or a claim that is not covered or is only partially covered by insurance.

Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements that impose additional restrictions on the industry may adversely affect our financial results. Regulators are becoming more focused on-air emissions from oil and gas operations, including volatile organic compounds, hazardous air pollutants, and GHGs. In particular, the focus on GHGs and climate change, including incentives to conserve energy or use alternative energy sources, such as those contained in recently passed laws like the Inflation Reduction Act (“IRA 2022”), could have a negative impact on our financial results if such laws, regulations, treaties, or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties, or international agreements could result in increased compliance costs, capital spending requirements, or additional operating restrictions for us, which may have a negative impact on our financial results.

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

The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.

In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the U.S. Environmental Protection Agency (“EPA”), including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. While the tax incentives created by the IRA for carbon capture and sequestration may increase demand for some of the services we provide as part of our low carbon solutions business, the methane charge imposed on our oil and natural gas customers could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. This could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our other services.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level, though recently passed laws such as the IRA 2022 advance numerous climate-related objectives. President Biden has highlighted addressing climate change as a priority of his administration and has issued several executive orders addressing climate change. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implementing GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the Trump Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions, effectively reinstating the prior standards. Additionally, in November 2021, EPA issued a proposed rule that, if finalized, would establish OOOOb new source and OOOOc first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Operators of affected facilities will have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. EPA issued a supplemental proposal in November 2022, which, among other items, sets forth specific revisions strengthening the first nationwide emission guidelines for states to limit emissions from existing oil and gas facilities. The proposal also revises requirements for fugitive emissions monitoring and repair and as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. The proposal is currently subject to public comment and is expected to be finalized in 2023; however, it is likely that these requirements will be subject to legal challenges. We cannot predict the scope of any future methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, further federal GHG regulations of the oil and gas industry remain a significant possibility.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored "Paris Agreement" requires member states to submit non-binding, individually determined reduction goals known as Nationally Determined Contributions (“NDCs”) every five years after 2020. Following President Biden’s executive order in January 2021, the United States rejoined the Paris Agreement and, in April 2021, established a goal of reducing economy wide net GHG emissions 50-52% below 2005 levels by 2030. Additionally, at the 26th Conference of the Parties (“COP26”) in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge; an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. These goals were reaffirmed at COP27 in November 2022, and countries were called upon to accelerate efforts to phase out inefficient fossil fuel subsidies, though no firm commitments or timelines were made. The full impact of these actions is uncertain at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon us and our customers’ operations.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including action taken by President Biden with respect to his climate change related pledges. On January 27, 2021, President Biden issued an executive order that called for substantial action on climate change, including, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. The Biden Administration has also called for restrictions on leasing on federal land. For more information, see our risk factor titled “Regulatory initiatives related to hydraulic fracturing in the countries where we and our customers operate could result in operating restrictions or delays in the completion of oil and gas wells that may reduce demand for our services.” Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing as a number of parties have sought to bring suit against oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. There is also a growing trend of the SEC or parties suing public companies for “greenwashing,” which is where a company makes unsubstantiated statements designed to mislead consumers or shareholders into thinking that the company’s products or practices are more environmentally friendly than they are.

There are also increasing financial risks for companies in the fossil fuel sector as shareholders currently invested in such companies may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In January 2023, the Federal Reserve issued instructions for a pilot climate scenario analysis being undertaken by six of the United States’ largest banks, which is expected to conclude near the end of 2023. Although we cannot predict the effects of these actions, such limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities, which could reduce demand for our products and services. Additionally, the Securities and Exchange Commission published a proposed rule that would require registrants to make climate-related disclosures, including any climate targets and goals, and data on Scope 1 and 2 GHG emissions and, in certain cases, Scope 3. While we cannot predict the final form or substance of the rule, this may result in additional costs to comply with any such disclosure requirements. Additionally, we cannot predict how financial institutions and investors might consider information disclosed under such rule, and as a result it is possible that we could face increases with respect to the costs of, or restrictions imposed on, our access to capital.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate the GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our products and services. Additionally, political, litigation and financial risks may result in our oil and natural gas operators restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the demand for our products and services. Actions taken on the federal, state or local levels to ban, limit, or restrict products that rely on oil or natural gas could also reduce demand for our products and services. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.

Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact us, our customers’, and our suppliers’ operations. Such physical risks may result in damage to our customers’ facilities or infrastructure, or otherwise adversely impact their operations, such as if they become subject to water use curtailments in response to drought, or demand for their products, such as to the extent warmer winters reduce the demand for energy for heating purposes, which may ultimately reduce demand for the products and services we provide. Such physical risks may also impact our suppliers, which may adversely affect our ability to provide our products and services.

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

Such ESG matters may also impact our customers, which may result in reduced demand for certain of our products and services. We also cannot guarantee that any new product or service offerings we develop in light of ESG matters, including but not limited to the energy transition, will be suitable for our customers’ business operations. To the extent alternative technologies are preferred, whether as a result of regulatory impacts, technological developments, or changes in industry practice, it may adversely impact our business or results of operation.

Our operations in foreign countries exposes us to complex regulations and may present us with new obstacles to growth.

We plan to continue to grow both in the United States and in foreign countries. We have established operations in Argentina, Brazil, Finland, Ghana, Norway, Saudi Arabia, Sweden, and the United Kingdom, as well as other foreign countries. Foreign operations carry special risks. Our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

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

Hydraulic fracturing typically is regulated by state oil and gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process in the U.S. For example, the EPA has issued rulemakings under several laws governing hydraulic fracturing activities and disposal of wastes associated with the process. In 2016, the U.S. Bureau of Land Management (“BLM”) also published a final rule that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. BLM under the Trump Administration issued a final rule in late 2018 rescinding the 2016 action; however, a California federal court vacated the 2018 final rule in July 2020, and a Wyoming federal court subsequently vacated the 2016 final rule in October 2020. Accordingly, the 2016 final rule is no longer in effect, but the Wyoming decision has been appealed. Moreover, the Biden Administration is expected to pursue regulatory initiatives that restrict hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges. President Biden issued an executive order on January 27, 2021, that effectively paused new leasing activities, but not operations under existing leases, for oil and gas exploration and production on non-Indian federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. Although the federal court for the Western District of Louisiana issued a permanent injunction against the leasing pause, in response to the executive order, the Department of Interior issued a report recommending various changes to the federal leasing program, though many such changes would require Congressional action. However, the Bureau of Land Management proposed a rule in November 2022 that would limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if the Bureau finds that an operator’s methane waste minimization plan is insufficient. As a result, we cannot predict the final scope of regulations or restrictions that may apply to oil and gas operations on federal lands and waters. However, any regulations that ban or effectively ban such operations may adversely impact demand for our products and services.

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
Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties.

Our facilities consist primarily of our corporate headquarters facility, chemical plants, processing plants and distribution facilities. We believe our facilities are adequate for our present needs. We also hold brine leases on acreage which contains bromine and lithium. The following information describes facilities that we (i) leased or owned and (ii) leased acreage as of December 31, 2022.

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

In April 2020, in response to market conditions, we began the process of discontinuing chemical production operations at our El Dorado calcium chloride facility in Arkansas. We continued to manufacture and deliver products through early June 2020, at which time we began a sequenced shutdown of the manufacturing facility. As of December 31, 2020 and continuing through December 31, 2022, the plant was no longer operational.

In addition to the production facilities described above, the Completion Fluids & Products Division owns or leases multiple service center facilities in the United States and in other countries. The Completion Fluids & Products Division also leases several offices and numerous terminal locations in the United States and in other countries.

Water & Flowback Services Division

The Water & Flowback Services Division conducts its operations through production testing and water management service centers (most of which are leased) in the United States, located in Louisiana, New Mexico, Oklahoma, Pennsylvania and Texas. In addition, the Water & Flowback Services Division has leased facilities in certain countries in Latin America, Europe, and the Middle East.

Corporate

Our headquarters is located in The Woodlands, Texas, in a 153,000 square foot office building, which is located on 2.6 acres of land, under a lease that expires in 2027. In addition, we own a 28,000 square foot technical facility in The Woodlands, Texas, to service our Completion Fluids & Products and Water & Flowback Services Divisions’ operations.

Bromine and Lithium Inferred Resources

Our Completion Fluids & Products Division leases approximately 40,000 gross acres of brine leases in Magnolia, Arkansas, which contain bromine and lithium. This acreage is leased for possible future development and as a source of supply for our bromine and other raw materials. In August 2021, we announced the completion of a technical report for exploration results by an independent geological consulting firm, APEX Geoscience Ltd. to assess existing sampling results regarding lithium and bromine exploration targets in our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas. We have rights to the brine, including rights to the bromine and lithium contained in the brine underlying this acreage, pursuant to certain brine leases and brine deeds with various landowners. With respect to approximately 35,000 acres of that total acreage, we had previously entered into an agreement granting Standard Lithium an option to acquire the lithium rights. The agreements governing this option contemplate a 2.5% royalty that Standard Lithium would pay us based on gross lithium revenues.

During 2022, we completed the drilling of our Arkansas exploration well, obtained and analyzed fluid samples for multiple Smackover formation brine zones, and began a bromine front-end engineering design study and bromine initial assessment. During the third quarter of 2022, the maiden inferred bromine and lithium brine resource estimation report for our leased acreage in the Smackover Formation in Southwest Arkansas was completed. The report indicates the brine resource underlying the approximately 40,000 gross acres where we hold bromine mineral rights is estimated to contain an inferred resource of 5.25 million short tons of elemental bromine; and the brine resource underlying the approximately 5,000 gross acres where we hold dedicated lithium mineral rights is estimated to contain an inferred resource of 44,000 short tons of elemental lithium. Using an elemental to Lithium Carbonate Equivalent (“LCE”) conversion ratio of 5.323, which is accepted in the industry, the acreage is estimated to contain an inferred resource of 234,000 short tons of LCE. We do not currently consider our current development efforts with regard to our inferred resources to be material mining operations within the meaning of SK1300 at this time. As of January 2023, the market price for lithium is approximately $71,000 per ton and the market price for bromine is approximately $3,800 per metric ton.

The basis for the lithium and bromine inferred resource is that hypersaline formation water, or brine, associated with some of the world’s oilfields and/or geothermal fields contains confined reservoirs, or aquifers, that are known to contain anomalous concentrations of lithium, bromine and other elements of interest. We propose to assess stratigraphically deep (more than 2,250 meters or 7,450 feet below surface) brine from oil and gas aquifers associated with the Late Jurassic Smackover Formation. The brine is currently pumped from the aquifer to the earth’s surface as a wastewater product associated with hydrocarbon production (e.g., oil, gas, and condensate). We expect that we will be able to develop or utilize evolving commercial technologies to economically remove the bromine and lithium from the brine underlying our acreage before the brine is reinjected back down into the subsurface aquifer.

Even if we are able to determine that some of these resources meet the definition of an “indicated or measured resource,” the extraction of lithium and bromine from these brine leases would likely require a significant amount of time and capital, which we are not able to estimate at this time. We completed an initial preliminary economic assessment in early 2023 for a bromine extraction plant. We expect an initial economic assessment to follow in late 2023 for a lithium extraction plant, subject to the progress of early engineering. Only upon completion of an indicated resources study, pre-feasibility and/or feasibility study and attainment of capital commitment from either a joint venture partner, governments grants or loans, or other cost-effective sources of capital that will not over-lever TETRA, in addition to confirmation of a successful recapitalization of the long-duration zinc-bromide battery storage manufacturers, would we proceed to a final investment decision.
Item 3. Legal Proceedings.

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

The arbitration is currently pending, and no final hearing date has been set. TETRA is presently unable to predict the duration, scope, or result of this proceeding. Discussions with LANXESS regarding this arbitration are ongoing.

We are named defendants in numerous additional lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not consider it reasonably possible that a loss resulting from such lawsuits or other proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on our financial condition, results of operations or liquidity. See Note 11 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further information.
Item 4. Mine Safety Disclosures.

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “TTI.” As of February 24, 2023, there were approximately 210 holders of record of the common stock. The actual number of holders of our common stock is greater than this number of record holders and includes common stockholders who are beneficial owners but whose shares are held in street name by banks, brokers, and other nominees.

Market Price of Common Stock

The following graph compares the five-year cumulative total returns of our common stock, the Russell 2000 Index (“Russell 2000”) and the Philadelphia Oil Service Sector Index (“PHLX Oil Service”), assuming $100 invested in each stock or index on December 31, 2017, all dividends reinvested, and a fiscal year ending December 31st. This information shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent we specifically incorporate it by reference.

$160
$140
$120
$100
$80
$60
$40
$20
$-
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Tetra Technologies
PHLX Oil Service Sector
Russell 2000

Securities Authorized for Issuance Under Equity Compensation Plans

For additional information about common stock authorized for issuance under equity compensation plans, see Note 13 - “Equity-Based Compensation and Other” in the Notes to Consolidated Financial Statements.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to analyze major elements of our consolidated financial statements and provide insight into important areas of management’s focus. This section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included elsewhere in this Annual Report. Statements in the following discussion may include forward-looking statements. These forward-looking statements involve risks and uncertainties. See “Item 1A. Risk Factors” for additional discussion of these factors and risks. For discussion of 2021 compared to 2020, see disclosures titled “Results of Operations” set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.
Business Overview

We are an energy services and solutions company operating on six continents, focused on bromine-based completion fluids, calcium chloride, water management solutions, frac flowback, and production well testing services. Calcium chloride is used in the oil and gas industry, and also has broad industrial applications to the agricultural, road, food and beverage, and lithium production markets. We operate through two reporting segments - Completion Fluids & Products Division and Water & Flowback Services Division.

Completion Fluids & Products Division revenues increased during 2022 as a result of the higher oil prices relative to the prior year continuing to drive demand, primarily due to increased completions activity in the Gulf of Mexico and international markets. As the offshore market continues to improve, our pipeline of TETRA CS Neptune® completion fluid opportunities has continued to grow consistent with deepwater market growth. During the fourth quarter of 2022, TETRA successfully completed its first CS Neptune® project in the United Kingdom. With this project, TETRA has now completed CS Neptune jobs with 100% success rates in the Gulf of Mexico, Norway and the United Kingdom. Our Completion Fluids & Products Division also continued to ship TETRA's high purity zinc bromine solution, TETRA PureFlow® to Eos Energy Enterprises, Inc. ("Eos") (NASDAQ: EOSE) under our strategic partnership. During the fourth quarter of 2022, TETRA received an order for TETRA PureFlow® from a second zinc-based energy storage battery provider. We have also continued to successfully leverage opportunities to expand integrated services to completion fluids customers.

Our Water & Flowback Services revenues increased significantly compared to the prior year, due to margin expansion efforts driven by investments in technology, integration, digitalization, as well as two early production facilities in Latin America that became operational early in the third quarter of 2022. The early production facilities are longer-term, high-margin projects with stable and predictable cash flows and we anticipate commencing operation on a third early production facility in the first half of 2023. Our fleet of TETRA SandStormTM advanced cyclone technology separators remains at high utilization with continued market penetration and positive pricing progression. During 2022, we announced exclusive technology agreements with two innovative companies for oil and gas well produced water beneficial reuse. These strategic relationships are expected to allow us to create new, sustainable markets for produced water, reduce the industry’s reliance on disposal and preserve precious freshwater resources. Revenue growth was a result of the continued increase in the number of integrated projects and customers, high utilization of SandStorm units and market share gains with private oil and gas operators.

We are committed to pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. During 2022, we completed the maiden inferred bromine and lithium brine resource estimation report for our leased acreage in the Smackover Formation in Southwest Arkansas, as well as a front end engineering and design study for the design of a brine to bromine processing plant, pipeline and related assets. We are in the final stages of a reservoir analysis to further assess TETRA’s bromine and lithium assets in Arkansas. Completion of this front end engineering and design study and reservoir analysis were incremental steps for TETRA to complete an initial and preliminary economic analysis. Further steps are required before making a decision to develop the bromine assets, which may include drilling an additional well or wells, further studies to mature the resource and completion of a pre-feasibility and/or feasibility study.

Substantially all of our former Compression Division’s operations were conducted through our partially-owned CSI Compressco subsidiary. On January 29, 2021, we closed the GP Sale of the general partner of CSI Compressco, which included the sale of the incentive distribution rights (“IDRs”) in CSI Compressco and approximately 23.1% of the outstanding limited partner interests in CSI Compressco, referred to as the “GP Sale.” We have reflected the operations of our former Compression Division as discontinued operations for all periods presented. See Note 3 – “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information.
Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this report.

Consolidated Comparisons

	Year Ended December 31,		Period to Period Change
	2022	2021	2022 vs. 2021	% Change
	(In Thousands, Except Percentages)
Revenues	$553,213	$388,272	$164,941	42.5%
Gross profit	121,111	59,237	61,874	104.5%
Gross profit as a percentage of revenue	21.9%	15.3%
Exploration and pre-development costs	6,635	—	6,635	100.0%
General and administrative expense	91,942	75,049	16,893	22.5%
General and administrative expense as a percentage of revenue	16.6%	19.3%
Interest expense, net	15,833	16,377	(544)	(3.3)%
Other income, net	(4,465)	(17,468)	13,003	(74.4)%
Income (loss) before taxes and discontinued operations	11,166	(14,721)	25,887	NM(1)
Income (loss) before taxes and discontinued operations as a percentage of revenue	2.0%	(3.8)%
Provision for income taxes	3,565	2,084	1,481	71.1%
Income (loss) before discontinued operations	7,601	(16,805)	24,406	(145.2)%
Income from discontinued operations, net of taxes	195	120,407	(120,212)	(99.8)%
Net income	7,796	103,602	(95,806)	(92.5)%
(Income) loss attributable to noncontrolling interest	43	(269)	312	(116.0)%
Net income attributable to TETRA stockholders	$7,839	$103,333	$(95,494)	(92.4)%
(1) Percent change is not meaningful

Revenues

Consolidated revenues for 2022 increased compared to the prior year due to higher activity in both our Completion Fluids & Products and Water & Flowback Services divisions, where revenue increased by $53.7 million and $111.2 million, respectively. The increase in our Completion Fluids & Products division is primarily due to higher oil and gas activity, particularly in the Gulf of Mexico, and an increase in industrial chemicals product sales. The increase in our Water & Flowback Services division is primarily due to increasing customer activity levels from an improved commodity price environment in 2022 and early production facilities that came online during the year.

Gross Profit

Consolidated gross profit as a percentage of revenue increased due to margin improvements in both our Completion Fluids & Products and Water & Flowback Services divisions. See Divisional Comparisons section below for additional discussion.

Exploration and Pre-Development Costs

Exploration and pre-development costs were $6.6 million during the current year due to the exploration drilling and sample analysis costs associated with our exploratory brine well in Arkansas, as well as front-end engineering design costs for the bromine project.

General and Administrative Expense

Consolidated general and administrative expenses increased during 2022 compared to the prior year primarily due to a $17.7 million increase in wages and benefits from additional personnel to support the increase in activity, from increase in salaries for merit and inflationary factors as well as additional incentive compensation as a result of higher operational margin performance and adjustments to long term incentives associated with increases in the company’s stock price. These increases were partially offset by a $1.9 million decrease in legal and other expenses primarily associated with the GP Sale in 2021.

Interest Expense, Net

Consolidated interest expense, net, decreased in 2022 compared to the prior year primarily due to interest income on the CarbonFree convertible note purchased in December 2021 and interest received on an escrow account related to a tax hearing in Latin America.

Other Income, net

Consolidated other (income) expense, net decreased during 2022 compared to the prior year primarily due to a $15.0 million decrease in other income primarily due to the gain realized in the fourth quarter of 2021 from the sale of our Standard Lithium shares. This decrease was partially offset by a $1.2 million increase in the value of our interest in CSI Compressco due to improvements in their unit price and a $0.8 million increase in the fair value of the embedded option to convert our CarbonFree convertible notes into equity.

Income (Loss) from Discontinued Operations

Income from discontinued operations, net of taxes, was $0.2 million compared to $120.4 million for the prior year. The prior year income includes a $120.1 million primarily non-cash accounting gain from the GP Sale and deconsolidation of CSI Compressco.

Provision for Income Tax

Our consolidated provision for income taxes during 2022 was primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the year ended December 31, 2022 of 31.9% was primarily the result of income generated in certain non-U.S. jurisdictions for which a net operating loss carryforward are not available for offset and the local tax rate exceeded the US statutory tax rate. Our consolidated effective tax rate for the year ended December 31, 2021 of negative 14.2% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are $105.1 million of net operating loss carryforwards that may be available to offset future income tax liabilities in the U.S. as well as in certain international jurisdictions where net operating loss carryforwards exist.

Divisional Comparisons

Completion Fluids & Products Division

	Year Ended December 31,		Period to Period Change
	2022	2021	2022 vs. 2021	% Change
	(In Thousands, Except Percentages)
Revenues	$273,373	$219,648	$53,725	24.5%
Gross profit	86,718	58,458	28,260	48.3%
Gross profit as a percentage of revenue	31.7%	26.6%
Exploration and pre-development costs	6,635	—	6,635	100.0%
General and administrative expense	25,246	20,446	4,800	23.5%
General and administrative expense as a percentage of revenue	9.2%	9.3%
Interest (income) expense, net	(1,346)	(596)	(750)	125.8%
Other income, net	(1,183)	(16,373)	15,190	(92.8)%
Income before taxes	$57,366	$54,981	$2,385	4.3%
Income before taxes as a percentage of revenue	21.0%	25.0%

Completion Fluids & Products Division revenues increased primarily due to higher oil and gas activity particularly in the Gulf of Mexico and an increase in industrial chemicals product sales. Improved market conditions lead to increased demand and volume and contributed to the increase in revenues compared to the prior period. Revenues also increased through leveraging opportunities to expand services to completion fluids customers.

Completion Fluids & Products Division gross profit during 2022 increased compared to the prior year due to higher revenue and margin growth as described above, as well as pricing improvements and good margin spot sale opportunities which more than offset increases in bromine supply costs and inflationary pressures in certain raw materials. Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, market demand for our products and services, drilling and completions activity and commodity prices.

Completion Fluids & Products Division pretax income increased slightly during 2022 compared to the prior year. The increase in gross profit was offset by a $15.0 million decrease in the gain realized in the fourth quarter of 2021 from the sale of our Standard Lithium shares. Exploration and pre-development costs were $6.6 million during the current year due to the exploration drilling and sample analysis costs associated with our exploratory brine well in Arkansas, as well as front-end engineering design costs for the bromine project. Furthermore, general and administrative expenses increased primarily from a $3.6 million increase in wages and benefit expense due to additional personnel, increase in salaries for merit and inflationary factors as well as additional incentive compensation as a result of higher operational performance. In addition, other general and administrative expenses increased $0.6 million primarily due to higher insurance costs associated with higher activity levels, and foreign exchange fluctuations were unfavorable by $1.9 million primarily in Europe.

Water & Flowback Services Division

	Year Ended December 31,		Period to Period Change
	2022	2021	2022 vs. 2021	% Change
	(In Thousands, Except Percentages)
Revenues	$279,840	$168,624	$111,216	66.0%
Gross profit	35,074	1,800	33,274	NM
Gross profit as a percentage of revenue	12.5%	1.1%
General and administrative expense	21,619	14,613	7,006	47.9%
General and administrative expense as a percentage of revenue	7.7%	8.7%
Interest (income) expense, net	138	(511)	649	(127.0)%
Other income, net	(2,415)	(1,186)	(1,229)	103.6%
Income (loss) before taxes	$15,732	$(11,116)	$26,848	(241.5)%
Loss before taxes as a percentage of revenue	5.6%	(6.6)%

Water & Flowback Services Division revenues increased during 2022 compared to the prior year primarily due to improved market conditions, with higher frac and rig counts leading to a continued increase in customer drilling and completion activity compared to prior year in all North America regions. Our growth has been boosted from investments in our SandStorm advanced cyclone technology to significantly expand our fleet and capture market share within the water management business. In addition, two early production facilities in Latin America came on line beginning in the third quarter of 2022.

The Water & Flowback Services Division gross profit improved substantially from marginal profit in the prior year to double-digit profit in the current year, primarily due to higher revenues resulting from the increased activity levels described above and pricing improvements as activity levels improved and new projects commenced.

The Water & Flowback Services Division reported a pretax income compared to a pretax loss during the prior year, primarily due to the gross profit improvement described above, which was partially offset by an increase in general and administrative expenses primarily due to a $5.4 million increase in wages and benefits expense and a $1.0 million increase general expenses, both attributable to an increase in headcount to support the increase in activity. Interest (income) expense, net decreased $0.6 million due to a decrease in intercompany interest income in Latin America related to capital and operating expense requirements associated with the early production facilities. Other income, net increased $1.2 million primarily due to favorable foreign exchange fluctuations in Latin America.

Corporate Overhead

	Year Ended December 31,		Period to Period Change
	2022	2021	2022 vs. 2021	% Change
	(In Thousands, Except Percentages)
Depreciation and amortization	$692	$1,032	$(340)	(32.9)%
General and administrative expense	45,077	39,990	5,087	12.7%
Interest expense, net	17,041	17,483	(442)	(2.5)%
Other (income) expense, net	(867)	93	(960)	NM
Loss before taxes	$(61,943)	$(58,598)	$(3,345)	(5.7)%

Corporate Overhead pretax loss increased slightly during 2022 compared to the prior year primarily due to increased general and administrative expense, partially offset by decreased depreciation and amortization expense. Corporate general and administrative expense increased primarily due to $8.7 million of increased salary related expense driven by reinstatement of full salaries and 401K match as well as a $3.3 million increase in short and long-term incentive and equity-based compensation expenses, offset by a $1.4 million decrease in general expenses and $2.2 million of decreased professional fees primarily due to expenses associated with the GP Sale in the prior year. Interest expense decreased primarily due to $50.5 million of repayments on our Term Credit Agreement during the prior year, offset by higher interest rates in the current year. Other (income) expense, net increased primarily due to a $1.2 million increase in unrealized gains on our interest in CSI Compressco due to unit price improvements.

Non-GAAP Financial Measures

We use U.S. GAAP financial measures such as revenues, gross profit, income (loss) before taxes, and net cash provided by operating activities, as well as certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures for our business.

Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, impairments, exploration and pre-development costs and certain non-cash charges and non-recurring adjustments.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Year Ended
	December 31, 2022
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(In Thousands, Except Percents)
Revenue	$273,373	$279,840	$—	$—	$553,213
Net income (loss) before taxes and discontinued operations	57,366	15,732	(45,077)	(16,855)	11,166
Insurance recoveries	(3,750)	—	—	—	(3,750)
Impairments and other charges	562	2,242	—	—	2,804
Exploration and pre-development costs	6,635	—	—	—	6,635
Adjustment to long-term incentives	—	—	4,510	—	4,510
Transaction, restructuring and other expenses	576	638	—	—	1,214
Adjusted income (loss) before taxes and discontinued operations	$61,389	$18,612	$(40,567)	$(16,855)	$22,579

Interest expense, net	(1,346)	138	—	17,041	15,833
Depreciation and amortization	7,455	24,683	—	681	32,819
Equity-based compensation expense	—	—	6,880	—	6,880
Adjusted EBITDA	$67,498	$43,433	$(33,687)	$867	$78,111

Adjusted EBITDA as % of revenue	24.7%	15.5%			14.1%

	Year Ended
	December 31, 2021
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(In Thousands, Except Percents)
Revenue	$219,648	$168,624	$—	$—	$388,272
Net income (loss) before taxes and discontinued operations	54,981	(11,116)	(39,990)	(18,596)	$(14,721)
Adjustment to long-term incentives	—	—	4,675	—	4,675
Transaction, restructuring and other expenses	1,531	1,718	2,419	—	5,668
Stock warrant fair value adjustment	—	—	—	(198)	(198)
Former CEO stock appreciation right expense	—	—	865	—	865
Impairments and other charges	—	—	—	132	132
Allowance for bad debt	—	(230)	—	—	(230)
Adjusted income (loss) before taxes and discontinued operations	$56,512	$(9,628)	$(32,031)	$(18,662)	$(3,809)

Adjusted interest expense, net	(595)	(512)	—	17,483	16,376
Adjusted depreciation and amortization	6,885	25,045	—	889	32,819
Equity-based compensation expense	—	—	4,664	—	4,664
Adjusted EBITDA	$62,802	$14,905	$(27,367)	$(290)	$50,050

Adjusted EBITDA as % of revenue	28.6%	8.8%			12.9%
Liquidity and Capital Resources

    We believe that our capital structure allows us to meet our financial obligations and fund future growth as needed, despite uncertain operating conditions and financial markets. Our liquidity at the end of the fourth quarter of 2022 was $85.2 million consisting of $13.6 million of unrestricted cash plus $71.6 million of availability under our credit agreements. Liquidity is defined as unrestricted cash plus availability under our revolving credit facilities.

    Our consolidated sources and uses of cash, including cash activity from our former Compression Division through closing of the GP Sale in January 2021, for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
	(In Thousands)
Operating activities	$18,957	$4,657
Investing activities	$(36,504)	$(5,175)
Financing activities	$40	$(50,054)

Operating Activities

Consolidated cash flows provided by operating activities totaled $19.0 million during 2022 compared to $4.7 million during the prior year, an increase of $14.3 million. Operating cash flows increased compared to the prior year primarily due to increased activity levels and higher consolidated margins from changes in product mix, partially offset by the effect of working capital movements and $0.9 million of prior-year cash flows provided by operating activities generated by CSI Compressco in January 2021 prior to closing of the GP Sale. We continue to monitor customer credit risk in the current environment and focus on serving larger capitalized oil and gas operators and national oil companies.

Investing Activities

Total cash capital expenditures during 2022 were $40.1 million. Our Water & Flowback Services Division spent $30.4 million on capital expenditures, primarily to deploy additional SandStorm units to meet increased demands and maintain, automate and upgrade its water management and flowback equipment fleet. Water and Flowback Services Division capital expenditures also included expenditures related to construction of three early production facilities in Argentina, including approximately $2.0 million of costs that were reimbursed by customers. Our Completion Fluids & Products Division spent $9.4 million on capital expenditures during 2022, primarily supporting higher activity levels in the United States and Europe.

Investing activities for 2022 included a $3.8 million insurance settlement received in March 2022 from damage to our Lake Charles facility in 2020. Investing activities for 2021 included $17.6 million of proceeds from sale of our shares of Standard Lithium during October and November of 2021, offset by $5.0 million from our investment in a convertible note issued by CarbonFree in December 2021.

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. Additional information on these inferred resources is described in Part I, “Item 2. Properties” in this Annual Report. The extraction of lithium and bromine from these brine leases will likely require a significant amount of time and capital, which are subject to further analysis and consideration. Only upon completion of an indicated resources study, pre-feasibility and/or feasibility study and attainment of capital commitment from either a joint venture partner, governments grants or loans, or other cost-effective sources of capital that will not over-lever TETRA, in addition to confirmation of a successful recapitalization of the long-duration zinc-bromide battery storage manufacturers, would we proceed to a final investment decision.

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

Financing Activities

During the year ended December 31, 2022, consolidated net cash used in financing activities was breakeven, consisting of $12.5 million borrowings and $13.8 million repayments of our revolving credit facilities, as well as $1.3 million of payments of finance lease obligations in Latin America. During the year ended

December 31, 2021, consolidated net cash used in financing activities was $50.1 million, primarily related to the $50.5 million pay down of our Term Credit Agreement. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

Term Credit Agreement. The Term Credit Agreement is scheduled to mature on September 10, 2025. Our Term Credit Agreement requires us to annually prepay up to 50% of Excess Cash Flow (as defined in the Term Credit Agreement) from the most recent full fiscal year. If our Leverage Ratio (as defined in the Term Credit Agreement) at year-end is less than 2.00 to 1.00, the prepayment requirement is decreased to 25%. If our Leverage Ratio at year-end is less than 1.50 to 1.00, then no prepayment is required. We are not required to offer to prepay any amount based on our Excess Cash Flow for the year ended December 31, 2022. As of February 24, 2023, $163.1 million in aggregate principal amount of our Term Credit Agreement is outstanding.

During the first quarter of 2021, we used proceeds from the GP sale and available cash on hand, including $14.2 million of proceeds from the fourth quarter 2020 compressor unit sales to Spartan, to pay down $29.3 million on our term loan. We repaid an additional $8.2 million of our term loan in July 2021 and $13.0 million of our term loan in December 2021.

Asset-Based Credit Agreement. The amended ABL Credit Agreement provides for a senior secured revolving credit facility of up to $80 million, with a $20 million accordion. The credit facility is subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom. The ABL Credit Agreement may be used for working capital needs, capital expenditures and other general corporate purposes. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable, certain accrued receivables and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, accrued receivables and the value of our inventory, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement. The ABL Credit Agreement is scheduled to mature on May 31, 2025. As of December 31, 2022, we had $2.9 million outstanding under the ABL Credit Agreement and, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings, we had an availability of $71.6 million under the ABL Credit Agreement. As of February 24, 2023, we have no outstanding borrowings under our ABL Credit Agreement and $8.3 million letters of credit, resulting in $71.7 million of availability.

Swedish Credit Facility. In January 2022, the Company entered into a new revolving credit facility for seasonal working capital needs of subsidiaries in Sweden and Finland (“Swedish Credit Facility”). As of December 31, 2022, we had approximately $3.0 thousand outstanding and availability of approximately $4.8 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2023 and the Company intends to renew it annually.

Finland Credit Agreement. In January 2022, the Company also entered into an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of December 31, 2022, we had $1.5 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expired on January 31, 2023 and has been renewed by the Company through January 31, 2024.

As of December 31, 2022, we are in compliance with all covenants of our debt agreements. See Note 10 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements for further information.

Other Sources and Uses of Cash

    In addition to the aforementioned credit facilities and senior notes, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of December 31, 2022, the market value of our equity holdings of CSI Compressco and Standard Lithium were $7.0 million and $1.2 million, respectively, with no holding restrictions on our ability to monetize our investments. Should additional capital be required, the ability to raise such capital through the issuance of additional debt or equity securities may currently be limited. Instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. If it is necessary to issue additional equity to fund our capital needs, additional dilution of our common stockholders will occur. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transaction is in the best interest of our business. In challenging economic environments, we may experience increased delays and failures by customers to pay our invoices. Given the nature and significance of the COVID-19 pandemic and disruption in the oil and gas industry, we could experience delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity. An increase of unpaid receivables would also negatively affect our borrowing availability under the ABL Credit Agreement and Swedish Credit Facility.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. See Note 2 - “Basis of Presentation and Significant Accounting Policies” and Note 9 - “Leases” in the Notes to Consolidated Financial Statements for further information our lease obligations.

Asset Retirement Obligations

We operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. We are required to take certain actions in connection with the retirement of these assets.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. For information on product purchase obligations, see - Note 11 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2022, we do not have any off balance sheet arrangements that may have a current or future material effect on our consolidated financial condition or results of operations.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) LIBOR (subject to a 1% floor) plus a margin of 6.25% per annum or (ii) a base rate plus a margin of 5.25% per annum. Borrowings under our Asset-Based Credit Agreement bear interest at an agreed-upon percentage rate spread above LIBOR. The following table sets forth as of December 31, 2022, the principal amount due under our long-term debt obligations and their respective weighted average interest rates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

		Interest	December 31,
	Scheduled Maturity	Rate	2022
			(In Thousands)
Term credit agreement	September 10, 2025	10.32%	$163,072
Asset-based credit agreement	May 31, 2025	8.75%	2,950
Total long-term debt			$166,022

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of December 31, 2022, we did not have any foreign currency exchange contracts outstanding.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2022.

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022. Grant Thornton LLP’s report on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

 There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Board Meetings and Committees,” in our definitive proxy statement (the “Proxy Statement”) for the annual meeting of stockholders to be held on May 24, 2023, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2022.

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
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Company
Page
	Reports of Independent Registered Public Accounting Firms (PCAOB ID Numbers Grant Thornton LLP: 248)	F-1
	Consolidated Balance Sheets at December 31, 2022 and 2021	F-3
	Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020	F-5
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021, and 2020	F-6
	Consolidated Statements of Equity for the years ended December 31, 2022, 2021, and 2020	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial statement schedules
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

4.1
Form of Senior Indenture (including form of senior debt security) (incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-3 filed on May 5, 2022 (SEC File No. 333-264709)).

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
++     Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (ii) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2022.
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

TETRA Technologies, Inc.

Date:	February 27, 2023	By:	/s/Brady M. Murphy
Brady M. Murphy, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/John F. Glick	Chairman of	February 27, 2023
John F. Glick	the Board of Directors

/s/Brady M. Murphy	President, Chief Executive Officer,	February 27, 2023
Brady M. Murphy	and Director
(Principal Executive Officer)

/s/Elijio V. Serrano	Senior Vice President	February 27, 2023
Elijio V. Serrano	and Chief Financial Officer
(Principal Financial Officer)

/s/Richard D. O’Brien	Vice President – Finance and Global Controller	February 27, 2023
Richard D. O’Brien	(Principal Accounting Officer)

/s/Mark E. Baldwin	Director	February 27, 2023
Mark E. Baldwin

/s/Thomas R. Bates, Jr.	Director	February 27, 2023
Thomas R. Bates, Jr.

/s/Gina A. Luna	Director	February 27, 2023
Gina A. Luna

/s/Sharon B. McGee	Director	February 27, 2023
Sharon B. McGee

/s/Shawn D. Williams	Director	February 27, 2023
Shawn D. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TETRA Technologies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2023 expressed an unqualified opinion.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Houston, Texas
February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TETRA Technologies, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of TETRA Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 27, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas
February 27, 2023

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$13,592	$31,551
Trade accounts receivable, net of allowance for doubtful accounts of $538 in 2022 and $289 in 2021	129,631	91,202
Inventories	72,113	69,098
Prepaid expenses and other current assets	23,112	18,539
Total current assets	238,448	210,390
Property, plant, and equipment:
Land and building	25,723	26,380
Machinery and equipment	318,693	345,454
Automobiles and trucks	11,832	16,174
Chemical plants	63,528	61,565
Construction in progress	7,660	5,349
Total property, plant, and equipment	427,436	454,922
Less accumulated depreciation	(325,856)	(365,946)
Net property, plant, and equipment	101,580	88,976
Other assets:
Other intangibles, net	32,955	36,958
Operating lease right-of-use assets	33,818	36,973
Investments	14,286	11,233
Other assets	13,279	13,736
Total other assets	94,338	98,900
Total assets	$434,366	$398,266
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	December 31, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$49,121	$37,943
Compensation and employee benefits	30,958	20,811
Operating lease liabilities, current portion	7,795	8,108
Accrued taxes	9,913	7,085
Accrued liabilities and other	25,560	21,810
Current liabilities associated with discontinued operations	920	1,385
Total current liabilities	124,267	97,142
Long-term debt, net	156,455	151,936
Operating lease liabilities	28,108	31,429
Asset retirement obligations	13,671	12,984
Deferred income taxes	2,038	1,669
Other liabilities	3,430	4,543
Total long-term liabilities	203,702	202,561
Commitments and contingencies (Note 11 - “Commitments and Contingencies”)
Equity:
TETRA stockholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 shares authorized at December 31, 2022 and December 31, 2021; 131,800,975 shares issued at December 31, 2022 and 130,075,838 shares issued at December 31, 2021	1,318	1,301
Additional paid-in capital	477,820	475,624
Treasury stock, at cost; 3,138,675 shares held at December 31, 2022 and 3,138,675 shares held at December 31, 2021	(19,957)	(19,957)
Accumulated other comprehensive income (loss)	(49,063)	(46,932)
Retained deficit	(302,493)	(310,332)
Total TETRA stockholders’ equity	107,625	99,704
Noncontrolling interests	(1,228)	(1,141)
Total equity	106,397	98,563
Total liabilities and equity	$434,366	$398,266

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product sales	$259,998	$215,229	$232,721
Services	293,215	173,043	144,994
Total revenues	553,213	388,272	377,715
Cost of revenues:
Cost of product sales	173,385	148,280	150,627
Cost of services	226,844	146,672	120,775
Depreciation, amortization, and accretion	32,819	33,502	38,214
Impairments and other charges	2,804	581	556
Insurance recoveries	(3,750)	—	—
Total cost of revenues	432,102	329,035	310,172
Gross profit	121,111	59,237	67,543
Exploration and pre-development costs	6,635	—	—
General and administrative expense	91,942	75,049	76,697
Interest expense, net	15,833	16,377	18,926
Other (income) expense, net	(4,465)	(17,468)	(2,994)
Income (loss) before taxes and discontinued operations	11,166	(14,721)	(25,086)
Provision for income taxes	3,565	2,084	1,758
Income (loss) from continuing operations	7,601	(16,805)	(26,844)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	195	120,407	(72,089)
Net income (loss)	7,796	103,602	(98,933)
Less: loss (income) attributable to noncontrolling interest(1)	43	(269)	47,790
Net income (loss) attributable to TETRA stockholders	$7,839	$103,333	$(51,143)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.13)	$(0.22)
Income (loss) from discontinued operations	0.00	0.95	(0.19)
Net income (loss) attributable to TETRA stockholders	$0.06	$0.82	$(0.41)
Weighted average basic shares outstanding	128,082	126,602	125,838
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.13)	$(0.22)
Income (loss) from discontinued operations	0.00	0.95	(0.19)
Net income (loss) attributable to TETRA stockholders	$0.06	$0.82	$(0.41)
Weighted average diluted shares outstanding	129,778	126,602	125,838
(1)    (Income) loss attributable to noncontrolling interest includes (income) loss from discontinued operations, net of taxes of zero, $(333), and $47,898 for the years ended December 31, 2022, 2021 and 2020, respectively.
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2022	2021	2020

Net income (loss)	$7,796	$103,602	$(98,933)
Foreign currency translation gain (loss), net of taxes of $0 in 2022, $0 in 2021, and $0 in 2020	(2,059)	(4,623)	2,386
Unrealized loss on investment in CarbonFree convertible note	(72)	—	—
Comprehensive income (loss)	5,665	98,979	(96,547)
Less: comprehensive loss (income) attributable to noncontrolling interest	43	(269)	47,673
Comprehensive income (loss) attributable to TETRA stockholders	$5,708	$98,710	$(48,874)
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Earnings	Non-controlling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2019	$1,283	$466,959	$(19,164)	$(52,183)	$—	$(362,522)	$128,453	$162,826
Net loss for 2020	—	—	—	—	—	(51,143)	(47,790)	(98,933)
Translation adjustment, net of taxes of $0	—	—	—	2,269	—	—	117	2,386
Comprehensive loss								(96,547)
Distributions to CSI Compressco public unitholders	—	—	—	—	—	—	(1,244)	(1,244)
Equity award activity	6	—	—	—	—	—	—	6
Treasury stock activity, net	—	—	(320)	—	—	—	—	(320)
Equity compensation expense	—	5,184	—	—	—	—	1,254	6,438
Other	—	(9)	—	—	—	—	(88)	(97)
Balance at December 31, 2020	$1,289	$472,134	$(19,484)	$(49,914)	$—	$(413,665)	$80,702	$71,062
Net income for 2021	—	—	—	—	—	103,333	269	103,602
Translation adjustment, net of taxes of $0	—	—	—	(4,623)	—	—	—	(4,623)
Comprehensive income								98,979
Deconsolidation of CSI Compressco	—	—	—	7,605	—	—	(82,775)	(75,170)
Dividend	—	—	—	—	—	—	(110)	(110)
Equity award activity	12	—	—	—	—	—	—	12
Treasury stock activity, net	—	—	(473)	—	—	—	—	(473)
Equity compensation expense	—	4,664	—	—	—	—	580	5,244
Other	—	(1,174)	—	—	—	—	193	(981)
Balance at December 31, 2021	$1,301	$475,624	$(19,957)	$(46,932)	$—	$(310,332)	$(1,141)	$98,563
Net income for 2022	—	—	—	—	—	7,839	(43)	7,796
Translation adjustment, net of taxes of $0	—	—	—	(2,059)	—	—	—	(2,059)
Other comprehensive income (loss)	—	—	—	—	(72)	—	—	(72)
Comprehensive income								5,665
Equity compensation expense	—	4,482	—	—	—	—	—	4,482
Other	17	(2,286)	—	—	—	—	(44)	(2,313)
Balance at December 31, 2022	$1,318	$477,820	$(19,957)	$(48,991)	$(72)	$(302,493)	$(1,228)	$106,397

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$7,796	$103,602	$(98,933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	32,819	33,532	118,747
Gain on sale on disposal of discontinued operations	—	(120,137)	—
Impairments and other charges	2,804	581	20,940
Unrealized (gain) loss on Investments	(180)	2,227	—
Realized gain on sale of Standard Lithium shares	—	(15,479)	—
Equity-based compensation expense	6,880	4,664	6,616
Provision for (recovery of) doubtful accounts	42	(654)	6,857
Amortization and expense of financing costs	3,376	3,091	5,252
Gain from insurance recoveries associated with damaged equipment	(3,750)	—	—
CSI Compressco debt exchange expenses	—	—	4,892
Gain on sale of assets	(1,170)	(482)	(4,668)
Other non-cash charges and credits	55	(805)	(706)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(39,848)	(27,795)	62,569
Inventories	(4,471)	5,387	16,983
Prepaid expenses and other current assets	(4,546)	(6,533)	1,672
Trade accounts payable and accrued expenses	22,705	27,006	(62,274)
Other	(3,555)	(3,548)	(1,035)
Net cash provided by operating activities	18,957	4,657	76,912
Investing activities:
Purchases of property, plant, and equipment, net	(40,056)	(20,533)	(29,386)
Acquisition of businesses, net of cash acquired	(917)	—	—
Purchase of CarbonFree convertible note	—	(5,000)	—
Proceeds from sale of investment	—	17,627	—
Proceeds from sale of property, plant, and equipment	1,706	1,687	36,168
Proceeds from insurance recoveries associated with damaged equipment	3,750	110	643
Other investing activities	(987)	934	(1,387)
Net cash provided by (used in) investing activities	(36,504)	(5,175)	6,038
Financing activities:
Proceeds from long-term debt	13,825	1,614	477,647
Principal payments on long-term debt	(12,483)	(50,477)	(487,574)
Payments on finance lease obligations	(1,302)	—	—
Distributions to CSI Compressco public unitholders	—	—	(1,244)
Debt issuance costs and other financing activities	—	(1,191)	(6,458)
Net cash provided by (used in) financing activities	40	(50,054)	(17,629)
Effect of exchange rate changes on cash	(452)	(1,771)	805
Increase (decrease) in cash and cash equivalents and restricted cash	(17,959)	(52,343)	66,126

Cash and cash equivalents at beginning of period	31,551	83,894	17,768
Cash and cash equivalents at beginning of period associated with discontinued operations	—	16,577	2,370
Cash and cash equivalents at beginning of period associated with continuing operations	31,551	67,317	15,398
Cash and cash equivalents at end of period	13,592	31,551	83,894
Cash and cash equivalents at end of period associated with discontinued operations	—	—	16,577
Cash and cash equivalents at end of period associated with continuing operations	$13,592	$31,551	$67,317

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022
NOTE 1 — ORGANIZATION AND OPERATIONS

We are an energy services and solutions company operating on six continents, focused on bromine-based completion fluids, calcium chloride, water management solutions, frac flowback, and production well testing services. We were incorporated in Delaware in 1981. Our products and services are delivered through two reporting segments – Completion Fluids & Products Division and Water & Flowback Services Division. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

Our Completion Fluids & Products Division manufactures and markets clear brine fluids (“CBFs”), additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry, and markets TETRA PureFlow® ultra-pure zinc bromide to several battery technology companies.

Our Water & Flowback Services Division provides onshore oil and gas operators with comprehensive water management services. The Division also provides frac flowback, production well testing, and other associated services in many of the major oil and gas producing regions in the United States, as well as in oil and gas basins in certain countries in Latin America, Europe, and the Middle East.
NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Our former subsidiary, CSI Compressco LP (“CSI Compressco”) is a publicly traded limited partnership with its common units traded on the NASDAQ Exchange (“NASDAQ”) under the symbol “CCLP.” TETRA’s capital structure and CSI Compressco’s capital structure were separate, and did not include cross default provisions, cross collateralization provisions or cross guarantees. Through January 29, 2021, our cash flows from our investment in CSI Compressco were limited to the quarterly distributions we received on our CSI Compressco common units and general partner interest (including incentive distribution rights (“IDRs”)) and the amounts collected for services we performed on behalf of CSI Compressco. CSI Compressco was determined to be a variable interest entity and we, through our ownership of the general partner in CSI Compressco through January 29, 2021, controlled the financial interests of CSI Compressco and had the ability to direct the activities of CSI Compressco that most significantly impacted its economic performance. As such, we were considered the primary beneficiary and consolidated the financial statements of CSI Compressco through January 29, 2021.

On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan Energy Partners LP and Spartan Energy Holdco, LLC (together, “Spartan”) pursuant to which we sold the general partner of CSI Compressco, including the IDRs in CSI Compressco and approximately 23.1% of the outstanding limited partner interests in CSI Compressco, in exchange for $13.9 million in cash. Following the closing of the transaction, we retained an interest in CSI Compressco representing approximately 3.7% of the outstanding common units as of December 31, 2022. We refer to this transaction with Spartan as the “GP Sale.” Substantially all of our former Compression Division’s operations were conducted through our partially-owned CSI Compressco subsidiary. We have reflected the operations of our former Compression Division as discontinued operations for all periods presented. See Note 3 - “Discontinued Operations” for further information.

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

Financial Instruments

Financial instruments that subject us to concentrations of credit risk consist principally of trade receivables. Our policy is to evaluate, prior to providing goods or services, each customer’s financial condition and to determine the amount of open credit to be extended. We generally require appropriate, additional collateral as security for credit amounts in excess of approved limits. Our customers consist primarily of major, well-established oil and gas producers and independent oil and gas companies, as well as industrial, agricultural, road, and food and beverage purchasers for the chemicals we manufacture. Payment terms are on a short-term basis.

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

We have $3.0 million outstanding balance under our variable rate revolving credit facilities as of December 31, 2022. Outstanding balances on variable-rate bank credit facilities create market risk exposure related to changes in applicable interest rates.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable. Changes in the allowance are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
At beginning of period	$289	$6,824	$1,912
Activity in the period:
Provision for doubtful accounts	257	(4)	5,672
Account (charge offs) recoveries, net	(8)	(6,531)	(760)
At end of period	$538	$289	$6,824

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

Leasehold improvements are depreciated over the shorter of the remaining term of the associated lease or its useful life. Depreciation expense, excluding impairments and other charges, for the years ended December 31, 2022, 2021, and 2020 was $27.3 million, $27.8 million, and $32.4 million, respectively.

Construction in progress as of December 31, 2022 and 2021 consisted primarily of equipment fabrication projects.

Intangible Assets other than Goodwill

Customer relationships, trademarks, tradenames, marketing rights and other intangible assets are amortized on a straight-line basis over their estimated useful lives, with remaining useful lives up to 11 years. Amortization of intangible assets was $4.9 million, $5.1 million, and $5.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is included in depreciation, amortization, and accretion. The estimated future annual amortization expense of intangible assets is $3.8 million for 2023, $3.7 million for 2024, $3.7 million for 2025, $3.6 million for 2026, $3.3 million for 2027, and $14.9 million thereafter. See Note 5 - “Intangibles” for additional discussion.

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

Long-term operating leases are included in operating lease right-of-use assets, operating lease liabilities - current portion, and operating lease liabilities in our consolidated balance sheets. Long-term finance leases are included in machinery and equipment, accrued liabilities and other and other liabilities in our consolidated balance sheets. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term in determining the right-of-use asset and lease liability, if it is reasonably certain that we would exercise the option.

As an accounting policy election, we do not include short-term leases on our balance sheets. Short-term leases include leases with a term of 12 months or less, inclusive of renewal options we are reasonably certain to exercise. The lease payments for short-term leases are included as operating lease costs on a straight-line basis over the lease term in cost of revenues or general and administrative expense based on the use of the underlying asset. We recognize lease costs for variable lease payments not included in the determination of a lease liability in the period in which an obligation is incurred.

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

    Product Sales. Product sales revenues are recognized at a point in time when we transfer control of our product offerings to our customers, generally when we ship products from our facility to our customer. The product sales for our Completion Fluids & Products Division consist primarily of CBFs, additives, and associated manufactured products. Certain customers have bill-and-hold arrangements. Revenue for bill-and-hold arrangements is recognized when control transfers to the customer, even though the customer may not have physical possession of the product. Control transfers when there is a substantive reason for the arrangement, the product is identified as belonging to the customer, is ready for physical transfer, and cannot be directed for use by anyone but the customer. Product sales for our Water & Flowback Services Division are typically attributed to specific performance obligations within certain production testing service arrangements.

    Services. Service revenues represent revenue recognized over time, as our customer arrangements typically provide agreed upon day rates and we recognize service revenue based upon the number of days services have been performed. Service revenue recognized over time is associated with a majority of our Water & Flowback Services Division arrangements, and a small portion of Completion Fluids & Products Division revenue that is associated with completion fluid service arrangements. Our customer contracts are generally for terms of one year or less. The majority of the service arrangements in the Water & Flowback Services Division are for a period of 90 days or less.

    Sales taxes, value added taxes, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We have elected to recognize the cost for freight and shipping costs as part of cost of product sales when control over our products (i.e. delivery) has transferred to the customer.

    Use of Estimates. In recognizing revenue for variable consideration arrangements, the amount of variable consideration recognized is limited so that it is probable that significant amounts of revenues will not be reversed in future periods when the uncertainty is resolved. For products returned by the customer, we estimate the expected returns based on an analysis of historical experience. For volume discounts earned by the customer, we estimate the discount (if any) based on our estimate of the total expected volume of products sold or services to be provided to the customer during the discount period. In certain contracts for the sale of CBFs, we may agree to issue credits for the repurchase of reclaimable used fluids from certain customers at an agreed price that is based on the condition of the fluids and, in some cases, the volume of fluids sold.

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

Equity-Based Compensation

    We have various equity incentive compensation plans which provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, and directors. Total equity-based compensation expense, net of taxes, for the three years ended December 31, 2022, 2021, and 2020, was $6.8 million, $4.6 million, and $4.3 million, respectively. General and administrative expense for the year ended December 31, 2022 also includes $2.4 million for a portion of short-term incentive compensation that is expected to be settled in stock rather than cash during the first quarter of 2023. For further discussion of equity-based compensation, see Note 13 – “Equity-Based Compensation and Other”.

Mineral Resources Arrangements

    We are party to agreements in which Standard Lithium Ltd. (“Standard Lithium”) has the right to explore, produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium (NYSE:SLI) under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. During the years ended December 31, 2022, 2021, and 2020, income from this arrangement was $3.3 million, $1.1 million, and $3.1 million, respectively, including the value of cash and stock received, and $(1.4) million, $(1.8) million and $0.9 million, respectively, for unrealized gains (losses) on changes in the value of Standard Lithium stock held. We also recognized $15.5 million of income during 2021 from the sale of our shares in Standard Lithium. This income is included in other (income) expense, net in our consolidated statements of operations. See Note 14 - “Fair Value Measurements” for further discussion.

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

In addition, the change in the fair value of the convertible note issued by CarbonFree Chemicals Holdings, LLC (“CarbonFree”), excluding the embedded option, is included in other comprehensive income (loss) in our consolidated statements of comprehensive income. The portion of our accumulated other comprehensive income (loss) attributable to the convertible note is subject to reclassifications to net income if or when we settle the CarbonFree convertible note. See Note 8 – “Investments” for further discussion of the convertible note.

Income (Loss) per Common Share

The calculation of basic and diluted earnings per share excludes losses attributable to noncontrolling interests. The calculation of basic earnings per share excludes any dilutive effects of equity awards or warrants. The calculation of diluted earnings per share includes the effect of equity awards and warrants, if dilutive, which is computed using the treasury stock method during the periods such equity awards and warrants were outstanding. For the years ended December 31, 2021, and 2020, the average diluted shares outstanding excludes the impact of all outstanding equity awards and warrants, as the inclusion of these shares would have been anti-dilutive due to the net losses from continuing operations recorded during the year.

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, and the Brazilian real as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada, and Brazil,

respectively. The United States dollar is the designated functional currency for all of our other significant non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net, and totaled $(1.1) million, $(1.4) million, and $2.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

During 2021, we determined our business operations in Norway were primarily operating using the United States dollar. Effective July 1, 2021, the functional currency of our operations in Norway was changed from the Norwegian krone to the United States dollar. The remeasurement did not have a material impact on our consolidated financial position or results of operations.

Fair Value Measurements

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized on a recurring basis in the determination of the carrying values of certain investments. See Note 8 – “Investments” and Note 14 - “Fair Value Measurements” for further discussion.

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

Supplemental Cash Flow Information

Supplemental cash flow information from continuing and discontinued operations is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Supplemental cash flow information(1):
Interest paid	$15,669	$14,347	$63,935
Income taxes paid	$3,270	$2,100	$5,633
Accrued capital expenditures at year end	$7,036	$7,491	$1,573
(1) Information for the year ended December 31, 2020 includes the activity for CSI Compressco for the full period. Information for the year ended December 31, 2021 includes activity for CSI Compressco for January only.

New Accounting Pronouncements

Standards not yet adopted

    In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses on financial instruments not accounted for at fair value through net income. The provisions require credit impairments to be measured over the contractual life of an asset and developed with consideration for past events, current conditions, and forecasts of future economic information. Credit impairment will be accounted for as an allowance for credit losses deducted from the amortized cost basis at each reporting date. Updates at each reporting date after initial adoption will be recorded through selling, general, and administrative expense. On January 1, 2023, we adopted ASU 2016-13. The adoption of this standard did not have a material impact on our consolidated financial statements.

    In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” Entities may elect to apply the amendments for contract modifications made on or before December 31, 2024. During the three months ended September 30, 2021, our asset-based credit agreement and term credit agreement were amended to allow replacement of LIBOR with another benchmark rate, such as the secured overnight financing rate (“SOFR”) in the event that LIBOR cannot be determined or does not fairly reflect the cost to our lenders of funding our loans. If LIBOR is not available, we cannot predict what alternative index would be negotiated with our lenders. We will assess the impact of adopting ASU 2020-04, as extended by ASU 2022-06, on our consolidated financial statements if or when our contracts are modified to eliminate references to LIBOR.
NOTE 3 – DISCONTINUED OPERATIONS

    On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan pursuant to which we sold the general partner of CSI Compressco, including the IDRs in CSI Compressco and approximately 23.1% of the outstanding limited partner interests in CSI Compressco. As a result of these transactions, we no longer consolidate CSI Compressco as of January 29, 2021. We recognized a primarily non-cash accounting gain of $120.1 million during the year ended December 31, 2021 related to the GP Sale. The gain, most of which was a function of CSI Compressco having a negative carrying value within our consolidated balance sheet due to our share of cumulative losses and distributions, is included in income (loss) from discontinued operations, net of taxes in our consolidated statement of operations. We also provided back-office support to CSI Compressco under a Transition Services Agreement until CSI Compressco completed a full separation from our back-office support functions during the first quarter of 2022. In the second quarter of 2022, we received $0.3 million from CSI Compressco for the sale of equipment. During the year ended December 31, 2022, we received $0.4 million from CSI Compressco for services provided under the Transition Services Agreement and distributions, and paid less than $0.1 million to CSI Compressco for reimbursement of expenses. During the year ended December 31, 2021, we received $7.0 million from CSI Compressco for services provided under the Transition Services Agreement, distributions and other reimbursements and paid $0.5 million to CSI Compressco for reimbursement of expenses. Our interest in CSI Compressco and the general partner represented substantially all of our Compression Division. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(In Thousands)

	Year Ended
	December 31, 2022
	Offshore Services	Maritech	Total
General and administrative expense	$31	$—	$31
Other expense, net	—	(226)	(226)
Pretax income (loss) from discontinued operations	$(31)	$226	195
Income from discontinued operations attributable to TETRA stockholders			$195

	Year Ended
	December 31, 2021
	Compression	Offshore Services	Total
Revenue	$18,968	$—	$18,968
Cost of revenues	11,471	(142)	11,329
General and administrative expense	2,766	(179)	2,587
Interest expense, net	4,336	—	4,336
Other expense, net	164	252	416
Pretax income from discontinued operations	$231	$69	300
Pretax income on disposal of discontinued operations			120,137
Total pretax income from discontinued operations			120,437
Income tax provision			30
Income from discontinued operations			120,407
Income from discontinued operations attributable to noncontrolling interest			(333)
Income from discontinued operations attributable to TETRA stockholders			$120,074

	Year Ended
	December 31, 2020
	Compression	Offshore Services	Total
Revenue	$338,246	$—	$338,246
Cost of revenues	212,253	(330)	211,923
Depreciation, amortization, and accretion	80,533	—	80,533
Impairments and other charges	20,841	—	20,841
General and administrative expense	37,895	473	38,368
Interest expense, net	52,771	—	52,771
Other expense, net	2,688	—	2,688
Pretax loss from discontinued operations	$(68,735)	$(143)	(68,878)
Income tax provision			3,211
Loss from discontinued operations			(72,089)
Loss from discontinued operations attributable to noncontrolling interest			47,898
Loss from discontinued operations attributable to TETRA stockholders			$(24,191)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(In Thousands)

	December 31, 2022
	Offshore Services	Maritech	Total
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$319	$—	$319
Accrued liabilities and other	506	95	601
Total liabilities associated with discontinued operations	$825	$95	$920

	December 31, 2021
	Offshore Services	Maritech	Total
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$1,157	$—	$1,157
Accrued liabilities and other	—	228	228
Total liabilities associated with discontinued operations	$1,157	$228	$1,385

See Note 11 - “Commitments and Contingencies” for further discussion of contingencies of discontinued operations.
NOTE 4 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    Our contract asset balances, primarily associated with customer documentation requirements, were $33.1 million, $20.5 million, and $12.8 million as of December 31, 2022, 2021, and 2020, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $3.7 million and $3.2 million as of December 31, 2022 and 2021, respectively, and vary based on the timing of invoicing and performance obligations being met. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. During the year ended December 31, 2022, we recognized approximately $0.6 million of revenue deferred in unearned income as of the beginning of the period. This amount is included in products sales and services revenues in our consolidated statements of operations. Revenue recognized during the years ended December 31 2021 and 2020 deferred as of the end of the preceding year was not significant. During the years ended December 31, 2022, 2021, and 2020, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 17 - “Industry Segments and Geographic Information”. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Completion Fluids & Products
United States	$137,851	$96,291	$100,076
International	135,522	123,357	142,585
	$273,373	$219,648	$242,661
Water & Flowback Services
United States	$254,113	$155,495	$125,759
International	25,727	13,129	9,295
	$279,840	$168,624	$135,054
Total Revenue
United States	$391,964	$251,786	$225,835
International	161,249	136,486	151,880
	$553,213	$388,272	$377,715

We are also party to agreements in which Standard Lithium has the right to explore, and an option to acquire the rights to produce and extract lithium in our Arkansas leases as well as other potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. See Minerals Resources Arrangements within Note 2 - “Summary of Significant Accounting Policies” for further discussion.
NOTE 5 — INTANGIBLES

The components of intangible assets and their related accumulated amortization are as follows:

	December 31, 2022
	Gross Intangibles	Accumulated Amortization	Net Intangibles
	(In Thousands)
Customer relationships	$56,304	$(27,331)	$28,973
Trademarks and tradenames	4,519	(2,394)	2,125
Marketing rights	13,626	(12,600)	1,026
Other intangibles	5,502	(4,671)	831
Total intangibles	$79,951	$(46,996)	$32,955

	December 31, 2021
	Gross Intangibles	Accumulated Amortization	Net Intangibles
	(In Thousands)
Customer relationships	$56,122	$(24,470)	$31,652
Trademarks and tradenames	4,658	(2,091)	2,567
Marketing rights	14,630	(13,310)	1,320
Other intangibles	5,871	(4,452)	1,419
Total intangibles	$81,281	$(44,323)	$36,958
NOTE 6 — IMPAIRMENTS AND OTHER CHARGES

Impairments of Inventory and Long-Lived Assets

During the second quarter of 2022, our Completion Fluids & Products and Water & Flowback Services Divisions each recorded certain inventory and long-lived tangible asset impairments. Our Water & Flowback Services Division recorded impairments, including $1.3 million of equipment, $0.2 million of inventory, and $0.5 million for land and buildings. The Completion Fluids & Products Division also recorded a $0.2 million impairment related to obsolete inventory. The inventory and equipment for both divisions are no longer expected to be used and were written down to zero or scrap value. The fair value of land and buildings of $0.4 million was estimated based on recent sales price per square acre or square foot of comparable properties (a Level 3 fair value measurement in accordance with the fair value hierarchy).

During the fourth quarter of 2022, our Completion Fluids & Products and Water & Flowback Services Divisions recorded additional long-lived tangible asset impairments totaling $0.3 million and $0.1 million, respectively. The Completion Fluids & Products Division impairment relates to equipment that is no longer expected to be used and was written down to estimated scrap value. The long-lived tangible asset impairment recorded by the Water & Flowback Services Division in the fourth quarter of 2022 was a result of storm damage sustained to buildings in December 2022 and remediation work identified during the quarter. The fair value of land and buildings was adjusted to $0.2 million based on recent sales offers (a Level 3 fair value measurement in accordance with the fair value hierarchy).

During 2021, we recorded an impairment charge of $0.6 million primarily related to idle equipment in our Canada office within our Water & Flowback Services Division. During 2020, we recorded an impairment charge of $0.6 million primarily related to a right of use asset for the lease of our Canada office within our Water & Flowback Services Division as we ceased use of the office during the year.

NOTE 7 – INVENTORIES

    Components of inventories, net of reserve, are as follows:

	December 31,
	2022	2021
	(In Thousands)
Finished goods	$60,481	$59,925
Raw materials	3,734	2,827
Parts and supplies	6,432	4,713
Work in progress	1,466	1,633
Total inventories	$72,113	$69,098

Finished goods inventories include newly manufactured CBFs as well as used brines that are repurchased from certain customers for recycling.
NOTE 8 — INVESTMENTS

Our investments as of December 31, 2022 and 2021, consist of the following:

	December 31,
	2022	2021
	(In Thousands)
Investment in CSI Compressco	$6,967	$6,233
Investment in CarbonFree	6,139	5,000
Investment in Standard Lithium	1,180	—
Total investments	$14,286	$11,233

Following the closing of the GP Sale, we continue to own approximately 3.7% of the outstanding CSI Compressco common units (NASDAQ: CCLP) as of December 31, 2022.

In May 2021, we signed a memorandum of understanding (“MOU”) with CarbonFree, a carbon capture company with patented technologies that capture CO2 and mineralize emissions to make commercial, carbon-negative chemicals. Although the MOU expired in May 2022 at the end of its twelve-month term, we have an intellectual property joint development agreement in place with CarbonFree to evaluate potential new technologies. In December 2021, we invested $5.0 million in a convertible note issued by CarbonFree. Interest on the convertible note is capitalized into the convertible note annually in December. Our exposure to potential losses by CarbonFree is limited to our investment in the convertible note and associated interest.

We are party to agreements in which Standard Lithium has the right to explore, produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. During the fourth quarter of 2021, we sold 1.6 million shares of Standard Lithium shares we owned for approximately $17.6 million, before broker and transaction fees.

See Note 14 - “Fair Value Measurements” for further information.
NOTE 9 — LEASES

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. We have finance leases for certain facility storage tanks and equipment rentals. Our leases have remaining lease terms ranging from 1 to 12 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. The office space, warehouse space, operating location leases, and machinery and equipment leases generally require us to pay all maintenance and insurance costs.

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

Components of lease expense, included in either cost of revenues or general and administrative expense based on the use of the underlying asset, are as follows (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less):

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Operating lease expense	$12,603	$12,905	$13,946
Short-term lease expense	39,890	22,055	17,125
Finance lease cost:
Amortization of right-of-use assets	177	—	—
Interest on finance leases	135	—	—
Total lease expense	$52,805	$34,960	$31,071

For the years ended December 31, 2022, 2021, and 2020, we recognized sublease income of $1.4 million, $1.0 million, and $1.0 million, respectively. Variable rent expense was not material. At December 31, 2022, future minimum rental receipts under non-cancelable subleases for office space in two of our locations totaled $3.7 million.

Supplemental cash flow information:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$12,889	$12,962	$13,612
Operating cash flows - finance leases	$135	$—	$—
Financing cash flows - finance leases	$1,302	$—	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,524	$3,168	$5,612
Finance leases	$3,261	$—	$—

Supplemental balance sheet information:

	December 31, 2022	December 31, 2021
	(In Thousands)
Operating leases:
Operating lease right-of-use assets	$33,818	$36,973

Operating lease liabilities, current portion	7,795	8,108
Operating lease liabilities	28,108	31,429
Total operating lease liabilities	$35,903	$39,537

Finance leases:
Finance lease right-of-use assets	$2,834	$—

Finance lease liabilities, current portion	1,332	—
Finance lease liabilities	464	—
Total finance lease liabilities	$1,796	$—

Additional operating lease information:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term:
Operating leases	5.8 years	6.4 years
Finance leases	1.3 years	0.0 years

Weighted average discount rate:
Operating leases	9.7%	9.7%
Finance leases	9.3%	—%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating and finance leases with terms in excess of one year consist of the following at December 31, 2022:

	Operating Leases	Finance Leases
	(In Thousands)
2023	$10,562	$1,435
2024	8,769	475
2025	6,908	—
2026	6,796	—
2027	6,199	—
Thereafter	8,243	—
Total lease payments	47,477	1,910
Less imputed interest	(11,574)	(114)
Total lease liabilities	$35,903	$1,796

NOTE 10 — LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt consists of the following:

		December 31,
		2022	2021
		(In Thousands)
TETRA	Scheduled Maturity
Term credit agreement (2)	September 10, 2025	$154,570	$151,869
Asset-based credit agreement (1)	May 31, 2025	1,885	67
Swedish credit facility	December 31, 2023	3	—
TETRA total debt		156,458	151,936
Less current portion		(3)	—
Total long-term debt		$156,455	$151,936

(1) Net of deferred financing costs of $1.1 million and $1.5 million as of December 31, 2022 and 2021, respectively.
(2) Net of unamortized discount of $3.4 million and $4.5 million as of December 31, 2022 and 2021, respectively, and net of unamortized deferred financing costs of $5.1 million and $6.7 million as of December 31, 2022 and 2021, respectively.

Scheduled maturities for the next five years and thereafter are as follows, not considering annual prepayment offers required by our Term Credit Agreement described below:

December 31, 2022
(In Thousands)
2023	$—
2024	—
2025	166,022
2026	—
2027	—
Thereafter	—
Total maturities	$166,022
Term Credit Agreement

    As of December 31, 2022 TETRA had $154.6 million outstanding, net of unamortized discounts and unamortized deferred financing costs under the Term Credit Agreement. Our Term Credit Agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report. The minimum amount of $8.2 million that we would have been required to offer to prepay pursuant to this obligation for the year ending December 31, 2021 was paid on July 30, 2021 in connection with the amendment of our ABL Credit Agreement. We are not required to offer to prepay any amount based on our Excess Cash Flow for the year ended December 31, 2022.

    Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) LIBOR (subject to a 1% floor) plus a margin of 6.25% per annum or (ii) a base rate plus a margin of 5.25% per annum. As of December 31, 2022, the interest rate per annum on borrowings under the Term Credit Agreement is 10.32%. In addition to paying interest on the outstanding principal under the Term Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at the rate of 1.0% per annum, paid quarterly in arrears based on utilization of the commitments under the Term Credit Agreement.

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

Asset-Based Credit Agreement

As of December 31, 2022, TETRA had $3.0 million outstanding and had $6.3 million in letters of credit against its asset-based lending agreement (“ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured revolving credit facility of up to $80 million, with a $20 million accordion. The credit facility is subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom. The ABL Credit Agreement is subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings. TETRA had availability of $71.6 million under this agreement as of December 31, 2022.

    Borrowings under the ABL Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) LIBOR plus a margin based upon a fixed charge coverage ratio or (ii) a base rate plus a margin based on a fixed charge coverage ratio. The base rate is determined by reference to the highest of (a) the prime rate of interest as announced from time to time by JPMorgan Chase Bank, N.A. (b) the Federal Funds Effective Rate (as defined in the ABL Credit Agreement) plus 0.5% per annum and (c) LIBOR (adjusted to reflect any required bank reserves) for a one-month period on such day plus 1.0% per annum. Borrowings outstanding have an applicable margin ranging from 1.75% to 2.25% per annum for LIBOR-based loans and 0.75% to 1.25% per annum for base-rate loans, based upon the applicable fixed charge coverage ratio. As of December 31, 2022, the interest rate per annum on borrowings under the ABL Credit Agreement is 8.75%. In addition to paying interest on the outstanding principal under the ABL Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at an applicable rate ranging from 0.375% to 0.5% per annum, paid monthly in arrears based on utilization of the commitments under the ABL Credit Agreement. TETRA is also required to pay a customary letter of credit fee equal to the applicable margin on LIBOR-based loans and fronting fees.

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

Swedish Credit Facility

In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden and Finland (“Swedish Credit Facility”). As of December 31, 2022, we had approximately $3 thousand outstanding and availability of approximately $4.8 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expired on December 31, 2022 and has been renewed by the Company through December 31, 2023. The balance outstanding under the Swedish Credit Facility is included in accrued liabilities and other in our consolidated balance sheet.

Finland Credit Agreement

In January 2022, the Company also entered into an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of December 31, 2022, we had $1.5 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expired on January 31, 2023 and has been renewed by the Company through January 31, 2024.

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of December 31, 2022, we were in compliance with all covenants under the credit agreements.
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

We have a Bromine Requirements Sales Agreement (“Sales Agreement”) to purchase a certain volume of elemental bromine from LANXESS Corporation (formerly Chemtura Corporation) (“LANXESS”), included in Product Purchase Obligations below. LANXESS notified us of a proposed non-ordinary course increase to the price of bromine, which we believe is not justified nor appropriate under the Sales Agreement. After lengthy discussions, we and LANXESS were unable to reach an agreement regarding the validity of the proposed price increase; therefore, we filed for arbitration in May 2022 seeking declaratory relief, among other relief, declaring that the proposed price increase is invalid. In September 2022, LANXESS filed a counterclaim with the American Arbitration Association seeking declaratory relief, among other relief, declaring that the proposed price increase was valid and seeking damages in the amount of the price increase from July 1, 2022 forward. In October 2022, we filed a reply to LANXESS’ counterclaim disputing the counterclaim and amending our original demand. The arbitration is currently pending, and no final hearing date has been set. Discussions with LANXESS regarding this arbitration are ongoing. We are unable to predict the duration, scope, or impact of this proceeding on our consolidated financial statements.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of December 31, 2022, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $125.9 million, including on average $18.9 million per year from 2023 to 2027 and $31.2 million thereafter, extending through 2029. Amounts purchased under these agreements for each of the years ended December 31, 2022, 2021, and 2020, was $29.7 million, $23.2 million, and $17.3 million, respectively.

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

See Note 3 - “Discontinued Operations” for further discussion.
NOTE 12 — CAPITAL STOCK

Our Restated Certificate of Incorporation, as amended during 2017, authorizes us to issue 250,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2022, we had 128,662,300 shares of common stock outstanding, with 3,138,675 shares held in treasury, and no shares of preferred stock outstanding. The voting, dividend, and liquidation rights of the holders of common stock are subject to the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. There is no cumulative voting. Dividends may be declared and paid on common stock as determined by our Board of Directors, subject to any preferential dividend rights of any then outstanding preferred stock.

A summary of the activity of our common shares outstanding and treasury shares held for the three-year period ending December 31, 2022, is as follows:

Common Shares Outstanding	Year Ended December 31,
	2022	2021	2020
At beginning of period	126,937,163	125,976,071	125,481,163
Exercise of common stock options, net	80,409	10,929	—
Grants of restricted stock, net (1)	1,644,728	950,163	494,908
At end of period	128,662,300	126,937,163	125,976,071
(1)Prior to 2019, we primarily granted restricted stock awards, which immediately impacted common shares outstanding. In contrast, during 2022, 2021 and 2020, we primarily granted restricted stock units which do not impact common shares outstanding until vesting. Vesting for restricted stock units began in 2020.

Treasury Shares Held	Year Ended December 31,
	2022	2021	2020
At beginning of period	3,138,675	2,953,976	2,823,191
Shares received upon vesting of restricted stock, net	—	184,699	130,785
At end of period	3,138,675	3,138,675	2,953,976

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
NOTE 13 — EQUITY-BASED COMPENSATION AND OTHER

Equity-Based Compensation

We have various equity incentive compensation plans that provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, and directors. Stock options are exercisable for periods of up to ten years. Compensation cost for all share-based payments is based on the grant date fair value and is recognized in earnings over the requisite service period. Total equity-based compensation expense before tax attributed to equity incentive compensation plans for the three years ended December 31, 2022, 2021, and 2020, was $4.5 million, $4.7 million, and $5.5 million, respectively, and is included in general and administrative expense. General and administrative expense for the year ended December 31, 2022 also includes $2.4 million for a portion of short-term incentive compensation that is expected to be settled in stock rather than cash during the first quarter of 2023.

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

Stock Options

We did not grant any stock options during the years ended December 31, 2022, 2021, and 2020. We have stock options outstanding for awards granted prior to 2020. The following is a summary of stock option activity for the year ended December 31, 2022:

	Shares Under Option	Weighted Average Option Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In Thousands)			(In Thousands)
Outstanding at January 1, 2022	2,984	$6.42
Options canceled	(61)	$5.14
Options exercised	(80)	$3.94
Options expired	(258)	$6.75
Outstanding at December 31, 2022	2,585	$6.50	3.3 years	$—
Expected to vest at December 31, 2022	2,585	$6.50	3.3 years	$—
Exercisable at December 31, 2022	2,585	$6.50	3.3 years	$—

Intrinsic value is the difference between the market value of our stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the year ended December 31, 2022, was less than $0.1 million. There were 80,000, 11,000, and zero options exercised during the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022, total unrecognized compensation cost related to unvested stock options is not significant.

Restricted Stock

    Restricted stock awards and restricted stock units are periodically granted to key employees, including grants for employment inducements, as well as to members of our Board of Directors. These awards historically have provided for vesting periods of three years. Non-employee director grants vest in full before the first anniversary of the grant. Upon vesting of restricted stock awards, shares are issued to award recipients. Restricted stock units may be settled in cash or shares at vest, as determined by the Compensation Committee or the Non-Executive Award Committee, as applicable. The following is a summary of activity for our outstanding restricted stock for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested restricted stock outstanding at December 31, 2021	3,591	$2.31
Granted	1,876	$2.98
Vested	(2,373)	$2.31
Canceled/Forfeited	(109)	$2.42
Non-vested restricted stock outstanding at December 31, 2022	2,985	$2.73

Total compensation cost recognized for restricted stock was $4.5 million, $4.6 million, and $5.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. Total unrecognized compensation cost at December 31, 2022, related to restricted stock is approximately $5.5 million which is expected to be recognized over a weighted-average remaining amortization period of 1.7 years. During the years ended December 31, 2022, 2021, and 2020, the total fair value of shares vested was $5.5 million, $5.5 million, and $4.5 million, respectively.

During 2022, 2021, and 2020, we received zero, 184,699 and 130,785 shares, respectively, of our common stock related to the vesting of certain employee restricted stock. Such surrendered shares received by us are included in treasury stock. At December 31, 2022, net of options previously exercised pursuant to our various equity compensation plans, we have a maximum of 3,971,419 shares of common stock issuable pursuant to awards previously granted and outstanding and awards authorized to be granted in the future.

401(k) Plan

We have a 401(k) retirement plan (the “Plan”) that covers substantially all employees and entitles them to contribute up to 70% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. We match 50% of each employee’s contribution up to 8%. Participants will be 100% vested in employer match contributions after 3 years of service. In addition, we can make discretionary contributions which are allocable to participants in accordance with the Plan. During the fourth quarter of 2021, we reinstated the 401(k) matching for our employees which was suspended during 2020 due to the COVID pandemic and market conditions. Total expense related to our 401(k) plan was $2.3 million, $0.5 million, and $1.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Deferred Compensation Plan

We provide our officers, directors, and certain key employees with the opportunity to participate in an unfunded, deferred compensation program. There were 13 participants in the program at December 31, 2022. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain our sole property, and we use a portion of the proceeds to purchase life insurance policies on the lives of certain of the participants. The insurance policies, which also remain our sole property, are payable to us upon the death of the insured. We separately contract with the participant to pay to the participant the amount of deferred compensation, as adjusted for gains or losses, invested in participant-selected investment funds. Participants may elect to receive deferrals and earnings at termination, death, or at a specified future date while still employed. Distributions while employed must be at least three years after the deferral election. The program is not qualified under Section 401 of the Internal Revenue Code. At December 31, 2022, the amounts payable under the plan approximated the value of the corresponding assets we owned.

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

Financial Instruments

Investments

We retained an interest in CSI Compressco representing approximately 3.7% of the outstanding common units as of December 31, 2022. In December 2021, we invested $5.0 million in a convertible note issued by CarbonFree. The Company receives cash and stock of Standard Lithium under the terms of its arrangements.

Our investments in CSI Compressco and Standard Lithium are recorded in investments on our consolidated balance sheets based on the quoted market stock price (Level 1 fair value measurements). The stock component of consideration received from Standard Lithium is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Changes in the value of stock are recorded in other (income) expense, net in our consolidated statements of operations.

Our investment in CarbonFree is recorded in our consolidated financial statements based on an internal valuation with assistance from a third-party valuation specialist (a Level 3 fair value measurement). The valuation is impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings. The convertible note includes an option to convert the note into equity interests issued by CarbonFree. The change in the fair value of the embedded option is included in other (income) expense, net in our consolidated statements of operations. The change in the fair value of the convertible note, excluding the embedded option, is included in other comprehensive income (loss) in our consolidated statements of comprehensive income.

Derivative Contracts

We are exposed to financial and market risks that affect our businesses. We have concentrations of credit risk as a result of trade receivables owed to us primarily by companies in the energy industry. We have currency exchange rate risk exposure related to transactions denominated in foreign currencies as well as to investments in certain of our international operations. As a result of our variable rate debt facilities, we face market risk exposure related to changes in applicable interest rates. Our financial risk management activities may at times involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures.

We entered into, and we may in the future enter into, short-term foreign currency forward derivative contracts with third parties as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. The fair values of foreign currency derivative instruments are based on quoted market values (a Level 2 fair value measurement). We did not have foreign currency derivative instruments outstanding as of December 31, 2022 or 2021. During the years ended December 31, 2022, 2021, and 2020, we recognized $0.4 million, less than $0.1 million, and $0.2 million of net losses, respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program.

A summary of significant recurring fair value measurements by valuation hierarchy as of December 31, 2022 and 2021, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investment in CSI Compressco	$6,967	6,967	—	—
Investment in CarbonFree	6,139	—	—	6,139
Investment in Standard Lithium	1,180	1,180	—	—
Total	$14,286

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investments in CSI Compressco	$6,233	6,233	—	—
Investments in CarbonFree	5,000	—	—	5,000
Total	$11,233
Other

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and long-term debt pursuant to TETRA's Term Credit Agreement, ABL Credit Agreement and Swedish Credit Agreement approximate their carrying amounts.
NOTE 15 — INCOME TAXES

The income tax provision attributable to continuing operations for the years ended December 31, 2022, 2021, and 2020, consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Current
State	$130	$124	$191
Foreign	2,898	2,031	1,598
	3,028	2,155	1,789
Deferred
Federal	—	—	(175)
State	30	(4)	(125)
Foreign	507	(67)	269
	537	(71)	(31)
Total tax provision	$3,565	$2,084	$1,758

A reconciliation of the provision (benefit) for income taxes attributable to continuing operations, computed by applying the federal statutory rate to income (loss) before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Income tax provision (benefit) computed at statutory federal income tax rates	$2,345	$(3,091)	$(5,268)
State income taxes (net of federal benefit)	1,332	(386)	(2,124)
Nondeductible expenses	1,270	710	303
Impact of international operations	1,955	(4,083)	4,036
Valuation allowance	(2,980)	9,055	4,598
Other	(357)	(121)	213
Total tax provision	$3,565	$2,084	$1,758
Income (loss) before taxes and discontinued operations includes the following components:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Domestic	$(1,002)	$(25,198)	$(25,929)
International	12,168	10,477	843
Total	$11,166	$(14,721)	$(25,086)

A reconciliation of the beginning and ending amount of our gross unrecognized tax benefit is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Gross unrecognized tax benefits at beginning of period	$—	$17	$137
Lapse in statute of limitations	—	(17)	(120)
Gross unrecognized tax benefits at end of period	$—	$—	$17

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the year ended December 31, 2022, we recognized no interest and penalties. We recognized less than $0.1 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively, of interest and penalties. As of December 31, 2022 and 2021, we had no unrecognized tax benefits. We do not expect a significant change to the unrecognized tax benefits during the next twelve months.

We file tax returns in the U.S. and in various state, local, and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Earliest Open Tax Period
United States – Federal	2012
United States – State and Local	2004
Non-United States Jurisdictions	2011

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of our deferred tax assets. In determining the need for a valuation allowance on our deferred tax assets we placed greater weight on recent and objectively verifiable current information, as compared to more forward-looking information that is used in valuating other assets on the balance sheet. While we have considered taxable income in prior carryback years, future reversals of existing taxable temporary differences, future taxable income, and tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize our net deferred tax assets. Significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
	(In Thousands)
Net operating losses	$105,131	$114,597
Accruals	20,604	16,500
Depreciation and amortization for book in excess of tax expense	9,163	10,965
All other	10,512	11,913
Total deferred tax assets	145,410	153,975
Valuation allowance	(122,188)	(127,058)
Net deferred tax assets	$23,222	$26,917

	December 31,
	2022	2021
	(In Thousands)
Right of use asset	$8,049	$7,071
Depreciation and amortization for tax in excess of book expense	8,612	14,037
Investment in Partnership	4,906	5,471
All other	3,693	2,007
Total deferred tax liabilities	25,260	28,586
Net deferred tax liabilities	$2,038	$1,669

We believe that it is more likely than not we will not realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided. The valuation allowance as of December 31, 2022 and 2021 primarily relates to federal deferred tax assets. The $4.9 million decrease in the valuation allowance during the year ended December 31, 2022 was primarily due to the decrease in deferred tax assets related to utilization of loss carryforwards.

At December 31, 2022, we had federal, state, and foreign net operating loss carryforwards/carrybacks equal to approximately $86.2 million, $11.1 million, and $7.8 million, respectively. In those countries and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire at various dates from 2023 through 2042. Utilization of the net operating loss and credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.
NOTE 16 — NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Number of weighted average common shares outstanding	128,082	126,602	125,838
Assumed exercise of stock options	1,696	—	—
Average diluted shares outstanding	129,778	126,602	125,838

The average diluted shares outstanding excludes the impact of certain outstanding equity awards and warrants of 1.8 million and 21 thousand shares for the twelve-month periods ended December 31, 2021 and 2020, respectively, as the inclusion of these shares would have been anti-dilutive due to the net loss from continuing operations recorded during these periods.
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

Summarized financial information concerning the business segments is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$258,745	$211,201	$229,809
Water & Flowback Services Division	1,253	4,028	2,912
Consolidated	$259,998	$215,229	$232,721

Services
Completion Fluids & Products Division	$14,628	$8,447	$12,852
Water & Flowback Services Division	278,587	164,596	132,142
Consolidated	$293,215	$173,043	$144,994

Total revenues
Completion Fluids & Products Division	$273,373	$219,648	$242,661
Water & Flowback Services Division	279,840	168,624	135,054
Consolidated	$553,213	$388,272	$377,715

Depreciation, amortization, and accretion
Completion Fluids & Products	$7,455	$7,542	$7,581
Water & Flowback Services	24,672	25,060	29,913
Corporate	692	900	720
Consolidated	$32,819	$33,502	$38,214

Interest expense
Completion Fluids & Products	$95	$44	$73
Water & Flowback Services	144	7	4
Corporate	16,584	16,506	19,249
Consolidated interest expense	16,823	16,557	19,326
Consolidated interest income	(990)	(180)	(400)
Consolidated interest expense, net	$15,833	$16,377	$18,926

Income (loss) before taxes and discontinued operations
Completion Fluids & Products	$57,366	$54,981	$55,334
Water & Flowback Services	15,732	(11,116)	(21,850)
Interdivision eliminations	11	12	12
Corporate(1)	(61,943)	(58,598)	(58,582)
Consolidated	$11,166	$(14,721)	$(25,086)
(1)    Amounts reflected include the following general corporate expenses:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
General and administrative expense	$45,077	$39,990	$36,201
Depreciation, amortization, accretion, and impairments	692	1,032	818
Interest expense, net	17,041	17,483	20,727
Other general corporate (income) expense, net	(867)	93	836
Total	$61,943	$58,598	$58,582

	December 31,
	2022	2021
	(In Thousands)
Total assets
Completion Fluids & Products	$221,167	$200,869
Water & Flowback Services	178,759	146,110
Corporate, other and eliminations	34,440	51,287
Consolidated	$434,366	$398,266

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Capital expenditures
Completion Fluids & Products	$9,426	$3,828	$4,016
Water & Flowback Services	30,431	13,620	9,651
Corporate	199	105	1,023
Discontinued operations (1)	—	2,980	14,696
Consolidated	$40,056	$20,533	$29,386
(1)    Amounts presented are net of cost of equipment sold, including zero during 2022, zero during 2021 and $12.7 million during 2020 for our former Compression Division.
Summarized financial information concerning the geographic areas of our customers and in which we operate at December 31, 2022, 2021, and 2020, is presented below:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Revenues from external customers
United States	$391,964	$251,786	$225,835
Europe	89,077	88,136	90,303
South America	30,560	10,473	11,583
Canada and Mexico	2,213	5,363	1,347
Africa	2,826	2,262	8,128
Middle East, Asia and other	36,573	30,252	40,519
Total	$553,213	$388,272	$377,715
Transfers between geographic areas:
Europe	15	195	848
Eliminations	(15)	(195)	(848)
Total revenues	$553,213	$388,272	$377,715

As of December 31, 2022, receivables from one customer represented more than 10% of our consolidated trade accounts receivables, net of allowance for doubtful accounts. During each of the years ended December 31, 2022, 2021, and 2020, no single customer accounted for more than 10% of our consolidated revenues.

	December 31,
	2022	2021
	(In Thousands)
Identifiable assets
United States	$305,144	$291,986
Europe	71,075	72,685
South America	51,448	21,837
Canada and Mexico	1,355	5,891
Africa	199	199
Middle East, Asia and other	5,145	5,668
Total identifiable assets	$434,366	$398,266
NOTE 18 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

Our Lake Charles facility incurred damage due to Hurricane Laura in 2020 for which we received partial insurance proceeds in 2020 and a $3.8 million voluntary settlement in February 2022. In February 2023, we reached a voluntary settlement of an additional $2.8 million with another party, which we expect to recognize as other income during the first half of 2023.