Form 10-Q
period 2023-03-31
TETRA TECHNOLOGIES INC
filed 2023-05-01
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
_______________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TTI	New York Stock Exchange
Preferred Share Purchase Right	N/A	New York Stock Exchange

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

 As of April 28, 2023, there were 129,399,384 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product sales	$65,535	$70,055
Services	80,674	59,982
Total revenues	146,209	130,037
Cost of revenues:
Cost of product sales	42,395	46,004
Cost of services	61,671	47,684
Depreciation, amortization, and accretion	8,670	7,679
Insurance recoveries	(2,850)	(3,750)
Total cost of revenues	109,886	97,617
Gross profit	36,323	32,420
Exploration and pre-development costs	720	1,930
General and administrative expense	23,191	20,643
Interest expense, net	5,092	3,324
Other income, net	(214)	(2,411)
Income before taxes and discontinued operations	7,534	8,934
Provision for income taxes	1,489	1,200
Income before discontinued operations	6,045	7,734
Loss from discontinued operations, net of taxes	(12)	(15)
Net income	6,033	7,719
Loss attributable to noncontrolling interests	7	1
Net income attributable to TETRA stockholders	$6,040	$7,720
Basic net income per common share:
Income from continuing operations	$0.05	$0.06
Income from discontinued operations	—	—
Net income attributable to TETRA stockholders	$0.05	$0.06
Weighted average basic shares outstanding	128,940	127,259
Diluted net income per common share:
Income from continuing operations	$0.05	$0.06
Income from discontinued operations	—	—
Net income attributable to TETRA stockholders	$0.05	$0.06
Weighted average diluted shares outstanding	129,975	129,211

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$6,033	$7,719
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2023 and 2022	1,421	192
Unrealized gain on investment in CarbonFree	121	—
Comprehensive income	7,575	7,911
Less: Comprehensive loss attributable to noncontrolling interests	7	1
Comprehensive income attributable to TETRA stockholders	$7,582	$7,912

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,683	$13,592
Trade accounts receivable, net of allowances of $517 in 2023 and $538 in 2022	117,604	129,631
Inventories	83,941	72,113
Prepaid expenses and other current assets	18,587	23,112
Total current assets	236,815	238,448
Property, plant, and equipment:
Land and building	24,336	25,723
Machinery and equipment	313,968	318,693
Automobiles and trucks	11,112	11,832
Chemical plants	63,757	63,528
Construction in progress	9,657	7,660
Total property, plant, and equipment	422,830	427,436
Less accumulated depreciation	(317,579)	(325,856)
Net property, plant, and equipment	105,251	101,580
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $48,241 in 2023 and $46,996 in 2022	32,005	32,955
Operating lease right-of-use assets	33,973	33,818
Investments	13,902	14,286
Other assets	13,638	13,279
Total other assets	93,518	94,338
Total assets	$435,584	$434,366

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$49,334	$49,121
Current portion of long-term debt	2,162	3
Compensation and employee benefits	19,700	30,958
Operating lease liabilities, current portion	8,249	7,795
Accrued taxes	8,961	9,913
Accrued liabilities and other	22,127	25,557
Current liabilities associated with discontinued operations	914	920
Total current liabilities	111,447	124,267
Long-term debt, net	160,510	156,455
Operating lease liabilities	27,716	28,108
Asset retirement obligations	13,828	13,671
Deferred income taxes	2,059	2,038
Other liabilities	3,871	3,430
Total long-term liabilities	207,984	203,702
Commitments and contingencies (Note 7)
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at March 31, 2023 and December 31, 2022; 132,522,347 shares issued at March 31, 2023 and 131,800,975 shares issued at December 31, 2022	1,325	1,318
Additional paid-in capital	479,993	477,820
Treasury stock, at cost; 3,138,675 shares held at March 31, 2023 and December 31, 2022	(19,957)	(19,957)
Accumulated other comprehensive loss	(47,521)	(49,063)
Retained deficit	(296,453)	(302,493)
Total TETRA stockholders’ equity	117,387	107,625
Noncontrolling interests	(1,234)	(1,228)
Total equity	116,153	106,397
Total liabilities and equity	$435,584	$434,366

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2022	$1,318	$477,820	$(19,957)	$(48,991)	$(72)	$(302,493)	$(1,228)	$106,397
Net income (loss) for first quarter 2023	—	—	—	—	—	6,040	(7)	6,033
Translation adjustment, net of taxes of $0	—	—	—	1,421	—	—	—	1,421
Other comprehensive income	—	—	—	—	121	—	—	121
Comprehensive income								7,575
Treasury stock activity, net	—	—	—	—	—	—	—	—
Equity-based compensation(1)	—	3,514	—	—	—	—	—	3,514
Other	7	(1,341)	—	—	—	—	1	(1,333)
Balance at March 31, 2023	$1,325	$479,993	$(19,957)	$(47,570)	$49	$(296,453)	$(1,234)	$116,153
(1)    Equity-based compensation for the three months ended March 31, 2023 includes $2.3 million for a portion of short-term incentive compensation that was settled through grants of restricted stock units rather than cash.

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2021	$1,301	$475,624	$(19,957)	$(46,932)	$(310,332)	$(1,141)	$98,563
Net income (loss) for first quarter 2022	—	—	—	—	7,720	(1)	7,719
Translation adjustment, net of taxes of $0	—	—	—	192	—	—	192
Comprehensive income							7,911
Equity compensation expense	—	1,104	—	—	—	—	1,104
Other	7	(673)	—	—	—	(10)	(676)
Balance at March 31, 2022	$1,308	$476,055	$(19,957)	$(46,740)	$(302,612)	$(1,152)	$106,902

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$6,033	$7,719
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	8,670	7,679
Loss (gain) on investments	505	(1,100)
Equity-based compensation expense	1,276	1,104
Provision for (recovery of) credit losses	(21)	61
Amortization and expense of financing costs	884	780
Insurance recoveries associated with damaged equipment	(2,850)	(3,750)
Gain on sale of assets	(170)	(218)
Other non-cash credits	(100)	(101)
Changes in operating assets and liabilities:
Accounts receivable	12,626	(13,185)
Inventories	(11,313)	4,579
Prepaid expenses and other current assets	4,496	2,510
Trade accounts payable and accrued expenses	(11,179)	9
Other	128	(153)
Net cash provided by operating activities	8,985	5,934
Investing activities:
Purchases of property, plant, and equipment, net	(12,784)	(9,305)
Proceeds from sale of property, plant, and equipment	289	416
Proceeds from insurance recoveries associated with damaged equipment	2,850	3,750
Other investing activities	(1,552)	(453)
Net cash used in investing activities	(11,197)	(5,592)
Financing activities:
Proceeds from long-term debt and credit agreements	52,756	1,533
Principal payments on long-term debt and credit agreements	(47,362)	(811)
Payments on financing lease obligations	(258)	—
Net cash provided by financing activities	5,136	722
Effect of exchange rate changes on cash	167	236
Increase in cash and cash equivalents	3,091	1,300
Cash and cash equivalents at beginning of period	13,592	31,551
Cash and cash equivalents at end of period	$16,683	$32,851

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended March 31, 2023 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2023.

We have reflected the operations of our former Compression Division and Offshore Division as discontinued operations for all periods presented. See Note 2 - “Discontinued Operations” for further information. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (“SEC”) and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2022 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2023 (the “2022 Annual Report”).

Tax Benefits Preservation Plan

On February 28, 2023, the Board of Directors adopted a Tax Benefits Preservation Plan (the “Tax Plan”) designed to protect the availability of the Company’s net operating loss carryforwards and other tax attributes (collectively, the “Tax Attributes”), which may be utilized in certain circumstances to reduce the Company’s future income tax obligations. The Tax Plan is intended to reduce the likelihood that any changes in the Company’s investor base would limit the Company’s future use of its Tax Attributes as a result of the Company experiencing an “ownership change” under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). If a corporation experiences an “ownership change,” any NOLs, losses or deductions attributable to a “net unrealized built-in loss” and other Tax Attributes could be substantially limited, and timing of the usage of such Tax Attributes could be substantially delayed. A corporation generally will experience an ownership change if one or more stockholders (or group of stockholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a testing period (generally, a rolling three-year period).

In adopting the Tax Plan, the Board of Directors declared a dividend of one Series A Junior Participating Preferred Stock purchase right (the “Rights”) for each outstanding share of Common Stock pursuant to the terms of the Tax Plan. Initially, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a price of $20.00 per one one-thousandth of a share of Preferred Stock (the “Purchase Price”), subject to adjustment. The Rights will cause substantial dilution to a person or group that acquires 4.99% or more of the Common Stock (or to a person or group that already owns 4.99% or more of the Company’s Common Stock if such person or group acquires additional shares representing 2% of the Company’s then outstanding shares of Common Stock) without prior approval from the Board of Directors.

The Rights will expire at the earliest of: (i) the close of business on February 28, 2026 (the “Final Expiration Date”); (ii) the time at which the Rights are redeemed pursuant to the Tax Plan, (iii) the time at which the Rights are exchanged pursuant to the Tax Plan; (iv) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement as described in the penultimate paragraph of Section 1.3 of the Tax Plan; (v) the close of business on the effective date of the repeal of Section 382 of the Code if the Board determines that the Tax Plan is no longer necessary or desirable for the preservation of the Tax Attributes; or (vi) the close of business on the first day of a taxable year of the Company following a Board determination that no Tax Attributes may be carried forward or otherwise utilized.

The Tax Plan adopted by the Board of Directors is similar to plans adopted by other publicly held companies with significant NOLs or other substantial tax benefits and is not designed to prevent any action that the Board of Directors determines to be in the best interest of the Company and its stockholders. As discussed further in the Company’s definitive proxy statement for the annual meeting of stockholders, which is anticipated to be held on May 24, 2023, the Company intends to submit the Tax Plan to our stockholders for ratification at such meeting.
The Rights are in all respects subject to and governed by the provisions of the Tax Plan. The foregoing summary provides only a general description of the Tax Plan and does not purport to be complete. The Tax Plan, which specifies the terms of the Rights and includes as Exhibit A the Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Company and as Exhibit B the Form of Right Certificate, is attached to the Company’s Current Report on Form 8-K, which was filed with the SEC on March 1, 2023, as Exhibit 4.1 and is incorporated herein by reference. The foregoing summary should be read together with the entire Tax Plan and is qualified in its entirety by reference to the Tax Plan.

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2022 included in our 2022 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the first quarter of 2023.

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

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada, Brazil, and certain of our operations in Mexico, respectively. The United States dollar is the designated functional currency for all of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $0.2 million and $(0.8) million during the three months ended March 31, 2023 and 2022, respectively.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Interest paid	$4,513	$3,096
Income taxes paid	$1,358	$741

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued capital expenditures	$2,490	$4,901

New Accounting Pronouncements

Standard adopted during 2023

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the previously-used incurred loss methodology, which will result in the more timely recognition of losses on financial instruments not accounted for at fair value through net income. The provisions require credit impairments to be measured over the contractual life of an asset and developed with consideration for past events, current conditions, and forecasts of future economic information. Credit impairment will be accounted for as an allowance for credit losses deducted from the amortized cost basis at each reporting date. Updates at each reporting date after initial adoption will be recorded through selling, general, and administrative expense. On January 1, 2023, we adopted ASU 2016-13. The adoption of this standard did not have a material impact on our consolidated financial statements.

Standard not yet adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” Entities may elect to apply the amendments for contract modifications made on or before December 31, 2024. During the three months ended September 30, 2021, our asset-based credit agreement and term credit agreement were amended to allow replacement of LIBOR with another benchmark rate, such as the secured overnight financing rate (“SOFR”) in the event that LIBOR cannot be determined or does not fairly reflect the cost to our lenders of funding our loans. If LIBOR is not available, we cannot predict what alternative index would be negotiated with our lenders. We will assess the impact of adopting ASU 2020-04, as extended by ASU 2022-06, on our consolidated financial statements when our contracts are modified to eliminate references to LIBOR.
NOTE 2 – DISCONTINUED OPERATIONS

On March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division, consisting of our Offshore Services and Maritech segments. Our former Offshore Division is reported as discontinued operations for all periods presented. Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of comprehensive income, statements of equity and statements of cash flows combine continuing and discontinued operations. Our loss from discontinued operations for the three months ended March 31, 2023 and 2022 consist of general and administrative expense associated with ongoing litigation for our former Offshore Division. A summary of additional financial information related to our discontinued operations is as follows:

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	March 31, 2023
	Offshore Services	Maritech	Total

	(unaudited)
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$319	$—	$319
Accrued liabilities and other	500	95	595
Total liabilities associated with discontinued operations	$819	$95	$914

	December 31, 2022
	Offshore Services	Maritech	Total
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$319	$—	$319
Accrued liabilities and other	506	95	601
Total liabilities associated with discontinued operations	$825	$95	$920
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our contract asset balances, primarily associated with contractual invoicing milestones and/or customer documentation requirements, were $28.8 million and $33.1 million as of March 31, 2023 and December 31, 2022, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. We are also party to agreements in which Standard Lithium Ltd. (NYSE: SLI) (“Standard Lithium”) has the right to explore, and an option to acquire the rights to produce and extract lithium in our Arkansas leases as well as other potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Unearned income balances were $4.2 million and $3.7 million as of March 31, 2023 and December 31, 2022, respectively, and vary based on the timing of invoicing and performance obligations being met and the timing of the receipt of stock and cash from Standard Lithium. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. During the three-month periods ended March 31, 2023 and March 31, 2022, contract costs were not significant.

During the three-month periods ended March 31, 2023 and March 31, 2022, we recognized approximately $0.7 million and $0.3 million of revenue, respectively, deferred in unearned income as of the beginning of the period. We also recognized approximately $0.9 million and $0.6 million of income during the three-month periods ended March 31, 2023 and March 31, 2022, respectively, related to the Standard Lithium arrangements. These amounts are included in other income, net in our consolidated statements of operations.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 10 - “Industry Segments.” In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Completion Fluids & Products
United States	$32,824	$38,843
International	36,218	34,351
	69,042	73,194
Water & Flowback Services
United States	68,338	52,763
International	8,829	4,080
	77,167	56,843
Total Revenue
United States	101,162	91,606
International	45,047	38,431
	$146,209	$130,037
NOTE 4 – INVENTORIES

Components of inventories as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Finished goods	$71,590	$60,481
Raw materials	4,521	3,734
Parts and supplies	6,063	6,432
Work in progress	1,767	1,466
Total inventories	$83,941	$72,113

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.
NOTE 5 – INVESTMENTS

Our investments as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Investment in CSI Compressco	$6,443	$6,967
Investment in CarbonFree	5,939	6,139
Investment in Standard Lithium	1,520	1,180
Total Investments	$13,902	$14,286
Following the January 2021 sale of the general partner of CSI Compressco LP (“CSI Compressco”), we continue to own approximately 3.7% of the outstanding CSI Compressco common units (NASDAQ: CCLP) as of March 31, 2023.

We have an intellectual property joint development agreement in place with CarbonFree to evaluate potential new technologies. CarbonFree is a carbon capture company with patented technologies that capture CO2 and mineralize emissions to make commercial, carbon-negative chemicals. In December 2021, we invested $5.0 million in a convertible note issued by CarbonFree. Our exposure to potential losses by CarbonFree is limited to our investment in the convertible note and associated capitalized and accrued interest.

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

See Note 8 - “Fair Value Measurements” for further information.
NOTE 6 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of March 31, 2023 and December 31, 2022 consists of the following:

	Scheduled Maturity	March 31, 2023	December 31, 2022

		(in thousands)
Term Credit Agreement(1)	September 10, 2025	$155,282	$154,570
Asset-Based Credit Agreement(2)	May 31, 2025	5,229	1,885
Argentina Credit Agreement	October 19, 2023	1,700	—
Swedish Credit Facility	December 31, 2023	461	3
Total debt		162,672	156,458
Less current portion		(2,162)	(3)
Total long-term debt		$160,510	$156,455
(1) Net of unamortized discount of $3.1 million and $3.4 million as of March 31, 2023 and December 31, 2022, respectively, and net of unamortized deferred financing costs of $4.7 million and $5.1 million as of March 31, 2023 and December 31, 2022, respectively.
(2) Net of unamortized deferred financing costs of $1.0 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively.

Term Credit Agreement

    As of March 31, 2023, we had $155.3 million outstanding, net of unamortized discounts and unamortized deferred financing costs under our term credit agreement (“Term Credit Agreement”). The Term Credit Agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report. As of March 31, 2023, the interest rate per annum on borrowings under the Term Credit Agreement is 10.88%. For additional information on our Term Credit agreement, see our 2022 Annual Report.

ABL Credit Agreement

As of March 31, 2023, our asset-based credit agreement (“ABL Credit Agreement”) provides for a senior secured revolving credit facility of up to $80.0 million, with a $20.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom.

As of March 31, 2023, we had $6.2 million outstanding and $8.3 million in letters of credit and guarantees under our ABL Credit Agreement, respectively. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $65.4 million under this agreement.

Argentina Credit Agreement

In January 2023, the Company entered into a revolving credit facility for certain working capital and capital expenditure needs for its subsidiary in Argentina (“Argentina Credit Facility”). As of March 31, 2023, we had $1.7 million outstanding and availability of approximately $0.3 million under the Argentina Credit Agreement. Borrowings bear interest at a rate of 2.50% per annum. The Argentina Credit Facility expires on October 19, 2023 and is backed by a letter of credit under our ABL Credit Agreement.

Swedish Credit Facility

In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of March 31, 2023, we had $0.5 million outstanding and availability of approximately $4.4 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2023 and the Company intends to renew it annually.

Finland Credit Agreement

In January 2022, the Company also entered into an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of March 31, 2023, there were $1.5 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2024 and the Company intends to renew it annually.

Covenants

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of March 31, 2023, we are in compliance with all covenants under the credit agreements.
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

We have a Bromine Requirements Sales Agreement (“Sales Agreement”) to purchase a certain volume of elemental bromine from LANXESS Corporation (formerly Chemtura Corporation) (“LANXESS”), included in Product Purchase Obligations below. LANXESS notified us of a proposed non-ordinary course increase to the price of bromine, which we believe is not justified nor appropriate under the Sales Agreement. After lengthy discussions, we and LANXESS were unable to reach an agreement regarding the validity of the proposed price increase; therefore, we filed for arbitration in May 2022 seeking declaratory relief, among other relief, declaring that the proposed price increase is invalid. In September 2022, LANXESS filed a counterclaim with the American Arbitration Association seeking declaratory relief, among other relief, declaring that the proposed price increase was valid and seeking damages in the amount of the price increase from July 1, 2022 forward. In October 2022, we filed a reply to LANXESS’ counterclaim disputing the counterclaim and amending our original demand. The arbitration is currently pending, and the final hearing is set to begin on March 4, 2024. Discussions with LANXESS regarding this arbitration are ongoing. We are unable to predict the duration, scope, or impact of this proceeding on our consolidated financial statements.

There have been no other material developments in our legal proceedings during the quarter ended March 31, 2023. For additional discussion of our legal proceedings, please see our 2022 Annual Report.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of March 31, 2023, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $113.9 million, including $11.4 million for the remainder of 2023, an average of $17.9 million per year from 2024 to 2027 and $30.8 million thereafter, extending through 2029.

Asset Purchase Obligation

In March 2023, we signed a purchase and sale agreement to acquire a chemical plant in Brazil to expand our completion fluids operational capacity. The new facility is adjacent to our existing facility. and the purchase price is $3.2 million, consisting of $0.6 million due at closing and two payments of $1.3 million due on each of the first and second anniversary of closing. The acquisition is expected to close during the second quarter of 2023, subject to government approval. This investment, in addition to the Gulf of Mexico and North Sea investments during the fourth quarter of 2022, complete our planned expansions in three of our key offshore markets.

NOTE 8 – FAIR VALUE MEASUREMENTS

Financial Instruments

Investments

We retained an interest in CSI Compressco representing approximately 3.7% of CSI Compressco’s outstanding common units as of March 31, 2023 and in December 2021, we invested in a $5.0 million convertible note issued by CarbonFree. In addition, we receive cash and stock of Standard Lithium under the terms of our arrangements as noted in Note 5 - “Investments.”

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

Our investment in CarbonFree is recorded in our consolidated financial statements based on an internal valuation with assistance from a third-party valuation specialist (a Level 3 fair value measurement). The valuation is impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings. The convertible note includes an option to convert the note into equity interests issued by CarbonFree. The change in the fair value of the embedded option is included in other (income) expense, net in our consolidated statements of operations. The change in the fair value of the convertible note, excluding the embedded option, is included in other comprehensive income (loss) in our consolidated statements of comprehensive income. The change in our investment in CarbonFree for the three-month period ended March 31, 2023 is as follows:

Three Months Ended March 31, 2023
(in thousands)
Balance at beginning of period	$6,139
Change in fair value of embedded option	(321)
Change in fair value of convertible note, excluding embedded option	121
Balance at end of period	$5,939

Recurring fair value measurements by valuation hierarchy as of March 31, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$6,443	$6,443	$—	$—
Investment in CarbonFree	5,939	—	—	5,939
Investment in Standard Lithium	1,520	1,520	—	—
Investments	$13,902

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$6,967	$6,967	$—	$—
Investment in CarbonFree	6,139	—	—	6,139
Investment in Standard Lithium	1,180	1,180	—	—
Investments	$14,286

Other

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and long-term debt pursuant to our Term Credit Agreement, ABL Credit Agreement, Argentina Credit Agreement, and Swedish Credit Agreement approximate their carrying amounts. See Note 6 - “Long-Term Debt and Other Borrowings” for further discussion.
NOTE 9 – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Number of weighted average common shares outstanding	128,940	127,259
Assumed vesting of equity awards	1,035	1,952
Average diluted shares outstanding	129,975	129,211

NOTE 10 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Division and Water & Flowback Services Division.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$65,515	$69,888
Water & Flowback Services Division	20	167
Consolidated	$65,535	$70,055

Services
Completion Fluids & Products Division	$3,527	$3,306
Water & Flowback Services Division	77,147	56,676
Consolidated	$80,674	$59,982

Total revenues
Completion Fluids & Products Division	$69,042	$73,194
Water & Flowback Services Division	77,167	56,843
Consolidated	$146,209	$130,037

Income (loss) before taxes
Completion Fluids & Products Division	$18,442	$19,292
Water & Flowback Services Division	6,378	2,682
Interdivision Eliminations	—	3
Corporate Overhead(1)	(17,286)	(13,043)
Consolidated	$7,534	$8,934
(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
General and administrative expense	$11,059	$10,346
Depreciation and amortization	109	191
Interest expense	5,460	3,647
Other general corporate (income) expense, net	658	(1,141)
Total	$17,286	$13,043

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2023 (“2022 Annual Report”). This discussion includes forward-looking statements that involve certain risks and uncertainties.
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

First-quarter consolidated revenue of $146.2 million was comparable to fourth-quarter levels and greater than pre-pandemic levels, although with significantly fewer operating frac crews in the United States.

Completion Fluids & Products Division revenues increased 4% sequentially despite significant projects that had previously moved up from the first quarter of 2023 into the fourth quarter of 2022. The stronger performance was also driven by improved pricing and volumes in the industrial chemicals business where capacity is almost back to levels experienced prior to the Russia/Ukraine conflict. Results for the first quarter of 2023 also reflect a full-quarter contribution from the fluids acquisition late last year in the North Sea, which performed above expectations. The outlook for international and offshore markets activity growth remains strong. With the planned expansion of our Brazil completion fluids blending and storage facility in the second quarter of 2023, we have now completed or committed to three strategic investments to grow our market position and add capacity in key offshore markets.

Our Water & Flowback Services revenues increased significantly compared to the first quarter of the prior year, driven primarily by growth in our domestic TETRA SandStormTM business, as well as from the first two early production facilities in Latin America that became operational in the third quarter of 2022. The early production facilities are longer-term, high-margin projects with stable and predictable cash flows and we anticipate commencing operation on a third early production facility in the second quarter of 2023. Our fleet of TETRA SandStormTM advanced cyclone technology separators remains at high utilization with continued market penetration and positive pricing progression. Water & Flowback Services revenues decreased slightly compared to the fourth quarter due to the timing of certain customer completion schedules.

We are committed to pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. During 2022, we completed the maiden inferred bromine and lithium brine resource estimation report for our leased acreage in the Smackover Formation in Southwest Arkansas, as well as a front-end engineering and design study for the design of a brine-to-bromine processing plant, pipeline and related assets. Additional steps are required before making a decision to develop the bromine assets, including further studies to analyze the resource and completion of a pre-feasibility and/or feasibility study. A second exploratory well on our acreage in Arkansas is in progress as of April 28, 2023 with the intent to improve the accuracy of our lithium and bromine resource estimates.

Results of Operations
The following information should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this report. The analysis herein reflects the optional approach to discuss results of operations on a sequential-quarter basis, which we believe provides information that is most useful in assessing our quarterly results of operations.

Three months ended March 31, 2023 compared with three months ended December 31, 2022.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2023	2022
	(in thousands, except percentages)
Revenues	$146,209	$147,448	$(1,239)	(0.8)%
Gross profit	36,323	31,111	5,212	16.8%
Gross profit as a percentage of revenue	24.8%	21.1%
Exploration and pre-development costs	720	3,135	(2,415)	(77.0)%
General and administrative expense	23,191	23,846	(655)	(2.7)%
General and administrative expense as a percentage of revenue	15.9%	16.2%
Interest expense, net	5,092	4,900	192	3.9%
Other (income) expense, net	(214)	393	(607)	(154.5)%
Income (loss) before taxes and discontinued operations	7,534	(1,163)	8,697	NM(1)
Income (loss) before taxes and discontinued operations as a percentage of revenue	5.2%	(0.8)%
Provision for income taxes	1,489	666	823	123.6%
Income (loss) before discontinued operations	6,045	(1,829)	7,874	(430.5)%
Discontinued operations:
Loss from discontinued operations, net of taxes	(12)	(75)	63	(84.0)%
Net income (loss)	6,033	(1,904)	7,937	(416.9)%
Loss attributable to noncontrolling interests	7	—	7	100.0%
Net income (loss) attributable to TETRA stockholders	$6,040	$(1,904)	$7,944	(417.2)%
(1) Percent change is not meaningful

Consolidated revenues are comparable between the current and previous quarters, with the decrease in revenues from the Water & Flowback Services division mostly offset by an increase in overall activity for the Completion Fluids & Products division. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit as a percentage of revenue increased primarily due to our Completion Fluids & Products division benefiting from increased overall activity levels and margins, as well as a $2.9 million insurance settlement received in March 2023, which was related to damage to our Lake Charles facility during Hurricane Laura in 2020. See Divisional Comparisons section below for additional discussion.

Consolidated exploration and pre-development costs decreased primarily due to completion of the front-end engineering and design study for our potential brine to bromine processing plant in Southwest Arkansas during the prior quarter.

Consolidated other (income) expense, net, increased in the current quarter, compared to the prior quarter primarily due to a $0.9 million increase in unrealized gain from our Standard Lithium shares received in April 2022 and a $1.5 million decrease in foreign exchange losses compared to the previous quarter. These changes are partially offset by a $1.4 million increase in unrealized loss due to the change in the unit price of the CSI Compressco common units we own and a $0.4 million increase in unrealized loss from the change in fair value of the CarbonFree convertible note embedded option.

Consolidated provision for income tax was $1.5 million during the current quarter, compared to a $0.7 million provision during the prior quarter. Our consolidated effective tax rate for the three months ended March 31, 2023 was 19.8% due to income generated during the quarter, partially offset by the utilization of net operating loss carryforwards in the United States and certain other non-U.S. jurisdictions for which a valuation allowance had been established. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States and certain other non-U.S. jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2023	2022
	(in thousands, except percentages)
Revenues	$69,042	$66,219	$2,823	4.3%
Gross profit	25,010	19,993	5,017	25.1%
Gross profit as a percentage of revenue	36.2%	30.2%
Exploration and pre-development costs	720	3,135	(2,415)	(77.0)%
General and administrative expense	7,173	6,730	443	6.6%
General and administrative expense as a percentage of revenue	10.4%	10.2%
Interest income, net	(395)	(304)	(91)	29.9%
Other income, net	(930)	(24)	(906)	NM(1)
Income before taxes and discontinued operations	$18,442	$10,456	$7,986	76.4%
Income before taxes and discontinued operations as a percentage of revenue	26.7%	15.8%
(1) Percent change is not meaningful

Revenues for our Completion Fluids & Products Division increased primarily due to increased pricing for industrial chemical sales, as well as higher sales volume in Europe.

Gross profit for our Completion Fluids & Products Division increased compared to the prior quarter period primarily due to the pricing and sales volume impact mentioned above, as well as a $2.9 million insurance settlement received in March 2023 related to damage to our Lake Charles facility during Hurricane Laura in 2020. Gross profit as a percentage of revenue improved compared to the prior quarter due to the insurance settlement related to our Lake Charles facility and the shift to a higher margin mix of products. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, drilling and completions activity, supply chain challenges and inflationary pressures.

Income before taxes and discontinued operations for our Completion Fluids & Products Division increased primarily due to the $5.0 million higher gross profit described above, a $2.4 million decrease in exploration and pre-development costs associated with front-end engineering design for our potential Southwest Arkansas bromine development, a $0.4 million decrease in foreign exchange losses and a $0.9 million increase in unrealized gain from our investment in Standard Lithium shares received in April 2022. These changes were partially offset by the $0.4 million unrealized loss from the change in fair value of the CarbonFree convertible note embedded option.

Water & Flowback Services Division

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2023	2022
	(in thousands, except percentages)
Revenues	$77,167	$81,229	$(4,062)	(5.0)%
Gross profit	11,422	11,281	141	1.2%
Gross profit as a percentage of revenue	14.8%	13.9%
General and administrative expense	4,959	5,895	(936)	(15.9)%
General and administrative expense as a percentage of revenue	6.4%	7.3%
Interest income, net	27	140	(113)	(80.7)%
Other income, net	58	322	(264)	(82.0)%
Income before taxes and discontinued operations	$6,378	$4,924	$1,454	29.5%
Income before taxes and discontinued operations as a percentage of revenue	8.3%	6.1%

Revenues for our Water & Flowback Services Division decreased in the current quarter compared to the prior quarter, primarily in our Production Testing business due to the lower overall customer activity in the North America onshore business impacted by the timing of customer completion schedules.

Gross profit for our Water & Flowback Services Division remained flat compared to the prior quarter as the effect of lower revenue was offset by a more profitable sales mix. Gross profit as a percentage of revenue increased reflecting the continued margin expansion efforts driven by investments in technology, integration, digitalization and the benefit of our early production facilities in Argentina. Our SandStorm fleet remains at high utilization with continued market penetration and positive pricing progression.

The Water & Flowback Services Division income before taxes and discontinued operations increased due to a decrease in general and administrative expenses, including a $0.4 million decrease in wages and benefits, a $0.3 million decrease in general expenses and a $0.3 million decrease in professional fees, as well as a $0.3 million decrease in foreign exchange losses.

Corporate Overhead

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2023	2022
	(in thousands, except percentages)
Depreciation and amortization	$109	$163	$(54)	(33.1)%
General and administrative expense	11,059	11,221	(162)	(1.4)%
Interest expense, net	5,460	5,064	396	7.8%
Other expense, net	658	95	563	592.6%
Loss before taxes and discontinued operations	$(17,286)	$(16,543)	$(743)	4.5%

Corporate overhead loss before taxes and discontinued operations increased primarily due to a $0.4 million increase in interest expense due to an increase in the interest rate on our Term Credit Agreement and higher borrowings under our ABL Credit Agreement. Other expense, net increased primarily due to a $1.4 million decrease in unrealized gains related to unit price changes of our investment in CSI Compressco, partially offset by a $0.8 million decrease in foreign exchange losses.

Three months ended March 31, 2023 compared with three months ended March 31, 2022.
Consolidated Comparisons

	Three Months Ended
	March 31,		Period to Period Change
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues	$146,209	$130,037	$16,172	12.4%
Gross profit	36,323	32,420	3,903	12.0%
Gross profit as a percentage of revenue	24.8%	24.9%
Exploration and pre-development costs	720	1,930	(1,210)	(62.7)%
General and administrative expense	23,191	20,643	2,548	12.3%
General and administrative expense as a percentage of revenue	15.9%	15.9%
Interest expense, net	5,092	3,324	1,768	53.2%
Other income, net	(214)	(2,411)	2,197	(91.1)%
Income before taxes and discontinued operations	7,534	8,934	(1,400)	15.7%
Income before taxes and discontinued operations as a percentage of revenue	5.2%	6.9%
Provision for income taxes	1,489	1,200	289	24.1%
Income before discontinued operations	6,045	7,734	(1,689)	21.8%
Discontinued operations:
Loss from discontinued operations, net of taxes	(12)	(15)	3	(20.0)%
Net income	6,033	7,719	(1,686)	(21.8)%
Loss attributable to noncontrolling interests	7	1	6	600.0%
Net income attributable to TETRA stockholders	$6,040	$7,720	$(1,680)	(21.8)%

Consolidated revenues increased in the current year primarily due to improving industry conditions compared to the prior year for our Water & Flowback Services division, as well as the first two early production facilities in Argentina that commenced operations in the third quarter of 2022, partially offset by lower revenues from our Completion Fluids & Products division. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit increased in the current year primarily due to the increase in revenue, partially offset by an increase in costs associated with the higher Water & Flowback Services division activity levels described above. Gross profit as a percentage of revenue decreased slightly due to a $2.9 million insurance settlement received in March 2023 associated with damage to our Lake Charles facility in 2020, compared to the $3.8 million insurance settlement received in March 2022.

Consolidated exploration and pre-development costs decreased $1.2 million compared to the prior year following completion of the front-end engineering and design study during the fourth quarter of 2022 associated with our exploratory brine well in Arkansas.

Consolidated general and administrative expenses increased compared to the prior year, primarily due to $2.1 million of increased wage and benefit-related expenses driven by divisional headcount additions as operational activity levels increased, as well as higher short and long-term incentive expense and higher travel expenses, partially offset by lower stock-based compensation expense. In addition, professional fees increased $0.5 million compared to the prior year.

Consolidated interest expense, net, increased in the current year primarily due to an increase in the interest rate on our Term Credit Agreement and higher borrowings under our ABL Credit Agreement.

Consolidated other income, net, decreased in the current year, compared to the prior year primarily due to a $1.6 million net decrease in unrealized gains on investments in CSI Compressco, Standard Lithium and CarbonFree, and a $1.0 million decrease in foreign exchange gains.

Consolidated provision for income taxes was $1.5 million during the current year, compared to $1.2 million during the prior year. Our consolidated effective tax rate for the current year was 19.8% during the current year, compared to 13.4% during the prior year. The increase in our tax provision and effective tax rate compared to the prior year was primarily due to income generated in certain non-U.S. jurisdictions for which a net operating loss carryforward is not available for offset. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended
	March 31,		Period to Period Change
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues	$69,042	$73,194	$(4,152)	(5.7)%
Gross profit	25,010	26,147	(1,137)	(4.3)%
Gross profit as a percentage of revenue	36.2%	35.7%
Exploration and pre-development costs	720	1,930	(1,210)	(62.7)%
General and administrative expense	7,173	6,059	1,114	18.4%
General and administrative expense as a percentage of revenue	10.4%	8.3%
Interest income, net	(395)	(323)	(72)	22.3%
Other income, net	(930)	(811)	(119)	14.7%
Income before taxes and discontinued operations	$18,442	$19,292	$(850)	(4.4)%
Income before taxes and discontinued operations as a percentage of revenue	26.7%	26.4%

Revenues for our Completion Fluids & Products Division decreased compared to the prior year primarily due to lower activity in the Gulf of Mexico due to the timing of projects, partially offset by higher sales volumes in Latin America and onshore in the United States.

Gross profit for our Completion Fluids & Products Division decreased compared to the prior year due to decrease in revenues, as well as a $0.9 million decrease in insurance settlements received in 2023 compared to 2022 from damage to our Lake Charles facility in 2020.

Income before taxes and discontinued operations for our Completion Fluids & Products Division decreased compared to the prior year driven by lower gross profit, a $1.1 million increase in general and administrative costs due to higher short-term incentive expenses, and divisional headcount additions during 2022 to support higher activity levels, partially offset by a $1.2 million decrease in costs associated with the exploratory brine project compared to the prior period.

Water & Flowback Services Division

	Three Months Ended
	March 31,		Period to Period Change
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues	$77,167	$56,843	$20,324	35.8%
Gross profit	11,422	6,462	4,960	(76.8)%
Gross profit as a percentage of revenue	14.8%	11.4%
General and administrative expense	4,959	4,238	721	17.0%
General and administrative expense as a percentage of revenue	6.4%	7.5%
Interest expense, net	27	—	27	100.0%
Other (income) expense, net	58	(458)	516	(112.7)%
Income before taxes and discontinued operations	$6,378	$2,682	$3,696	(137.8)%
Income before taxes and discontinued operations as a percentage of revenue	8.3%	4.7%

Revenues for our Water & Flowback Services Division increased significantly for both water management and production testing due to overall higher customer drilling and completion activity. Customer activity levels have continued to improve, primarily in our North America land business, as commodity prices recovered during 2022 and remained strong. Revenues have also increased in Latin America due to two early production facilities that began operations in the third quarter of 2022.

Gross profit for our Water & Flowback Services Division improved substantially from the prior year primarily due to higher revenues resulting from the increased activity levels described above and pricing improvements as activity levels improved and new higher-margin projects commenced.

Income before taxes and discontinued operations for our Water & Flowback Services Division increased in the current year primarily due to an improvement in the gross profit described above, partially offset by a $0.7 million increase in salary and employee expense from higher short and long-term incentive expenses, and divisional headcount additions to support higher activity levels, partially offset by a $0.3 million decrease in foreign exchange gains.

Corporate Overhead

	Three Months Ended
	March 31,		Period to Period Change
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$109	$191	$(82)	(42.9)%
General and administrative expense	11,059	10,346	713	6.9%
Interest expense, net	5,460	3,647	1,813	49.7%
Other (income) expense, net	658	(1,141)	1,799	(157.7)%
Loss before taxes and discontinued operations	$(17,286)	$(13,043)	$(4,243)	32.5%

Corporate overhead loss before taxes and discontinued operations increased due to a $0.7 million increase in general and administrative expense, as well as a $1.8 million increase in interest expense, net due to an increase in the interest rate on our Term Credit Agreement and higher borrowings under our ABL Credit Agreement, and a $1.8 million decrease in other income, net. Corporate general and administrative expenses increased compared to the prior year, primarily due to increased wage and benefit-related expenses driven by higher short and long-term incentive expenses. Other income, net decreased primarily due to a $1.6 million decrease in unrealized gains related to unit price changes of our investment in CSI Compressco, and a $0.4 million decrease in foreign exchange gains.

Non-GAAP Financial Measures

We use U.S. GAAP financial measures such as revenues, gross profit, income (loss) before taxes and discontinued operations, and net cash provided by operating activities, as well as certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures for our business.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before taxes and discontinued operations, excluding impairments, exploration and pre-development costs, certain special, non-recurring or other charges (or credits), interest, depreciation and amortization and certain non-cash items such as equity-based compensation expense. The most directly comparable GAAP financial measure is net income (loss) before taxes and discontinued operations. Exploration and pre-development costs represent expenditures incurred to evaluate potential future development of TETRA’s lithium and bromine properties in Arkansas. Such costs include exploratory drilling and associated engineering studies and are excluded from Adjusted EBITDA because they do not relate to the Company’s current business operations. Adjustments to long-term incentives represent cumulative adjustments to valuation of long-term cash incentive compensation awards that are related to prior years. These costs are excluded from Adjusted EBITDA because they do not relate to the current year and are considered to be outside of normal operations. Long-term incentives are earned over a three-year period and the costs are recorded over the three-year period they are earned. The amounts accrued or incurred are based on a cumulative of the three-year period. Equity-based compensation expense represents compensation that has been or will be paid in equity and is excluded from Adjusted EBITDA because it is a non-cash item.

Adjusted EBITDA is used by management as a supplemental financial measure to assess financial performance, without regard to charges or credits that are considered by management to be outside of its normal operations and without regard to financing methods, capital structure or historical cost basis, and to assess the Company’s ability to incur and service debt and fund capital expenditures.

The following tables reconcile net income (loss) before taxes and discontinued operations to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31, 2023
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(in thousands, except percentages)
Revenue	$69,042	$77,167	$—	$—	$146,209
Net income (loss) before taxes and discontinued operations	18,442	6,378	(11,059)	(6,227)	7,534
Insurance recoveries	(2,850)	—	—	—	(2,850)
Exploration and pre-development costs	720	—	—	—	720
Adjustment to long-term incentives	—	—	353	—	353
Former CEO stock appreciation right expense (credit)	—	—	(307)	—	(307)
Transactions and other expenses	—	—	82	—	82
Interest (income) expense, net	(395)	27	—	5,460	5,092
Depreciation, amortization and accretion	2,052	6,509	—	109	8,670
Equity-based compensation expense	17	—	1,276	—	1,293
Adjusted EBITDA	$17,986	$12,914	$(9,655)	$(658)	$20,587

Adjusted EBITDA as % of revenue	26.1%	16.7%			14.1%

	Three Months Ended
	December 31, 2022
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(in thousands, except percentages)
Revenue	$66,219	$81,229	$—	$—	$147,448
Net income (loss) before taxes and discontinued operations	10,456	4,924	(11,221)	(5,322)	(1,163)
Impairments	342	200	—	—	542
Exploration and pre-development costs	3,135	—	—	—	3,135
Adjustment to long-term incentives	—	—	131	—	131
Transactions and other expenses	576	—	—	—	576
Former CEO stock appreciation right expense (credit)	—	—	(57)	—	(57)
Interest (income) expense, net	(304)	140	—	5,064	4,900
Depreciation, amortization and accretion	1,787	6,808	—	163	8,758
Equity-based compensation expense	—	—	3,519	—	3,519
Adjusted EBITDA	$15,992	$12,072	$(7,628)	$(95)	$20,341

Adjusted EBITDA as % of revenue	24.2%	14.9%			13.8%

	Three Months Ended March 31, 2022
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(in thousands, except percents)
Revenues	$73,194	$56,843	$—	$—	$130,037
Net income (loss) before taxes and discontinued operations	19,292	2,682	(10,346)	(2,694)	8,934
Insurance settlement	(3,750)	—	—	—	(3,750)
Exploration and pre-development costs	1,930	—	—	—	1,930
Adjustment to long-term incentives	—	—	784	—	784
Former CEO stock appreciation right expense	—	—	472	—	472
Interest (income) expense, net	(323)	—	—	3,647	3,324
Depreciation, amortization and accretion	1,948	5,543	—	188	7,679
Equity-based compensation expense	—	—	1,104	—	1,104
Adjusted EBITDA	$19,097	$8,225	$(7,986)	$1,141	$20,477

Adjusted EBITDA as a % of revenue	26.1%	14.5%			15.7%

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
Liquidity and Capital Resources

We believe that our capital structure allows us to meet our financial obligations. Our liquidity at the end of the first quarter was $86.7 million. Liquidity is defined as unrestricted cash plus availability under the ABL Credit Agreement, Argentina Credit Facility and Swedish Credit Facility. Information about the terms and covenants of our debt agreements can be found in our 2022 Annual Report and in Note 6 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash are as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating activities	$8,985	$5,934
Investing activities	$(11,197)	$(5,592)
Financing activities	$5,136	$722

Operating Activities

Consolidated cash flows provided by operating activities increased compared to the first three months of 2022 primarily due to an increase in cash profit and working capital changes.

Investing Activities

Total cash capital expenditures during the first three months of 2023 were $12.8 million, which reflects increased expenditures to accommodate industry-wide activity recoveries as well as traditional front-loading of expected annual expenditures. Our Water & Flowback Services Division spent $10.3 million on capital expenditures, primarily to deploy additional SandStorm units to meet increased demands and maintain, automate and upgrade its water management and flowback equipment fleet. Water and Flowback Services Division capital expenditures also included expenditures related to construction of the third early production facility in Argentina. Our Completion Fluids & Products Division spent $2.4 million on capital expenditures, primarily supporting higher activity levels in the United States and Europe.

Investing activities during the first three months of 2023 and 2022 included $2.9 million and $3.8 million, respectively, for insurance settlements from damage to our Lake Charles facility in 2020.

Historically, a significant majority of our planned capital expenditures have been related to identified opportunities to grow and expand our existing businesses. We are also focused on enhancing shareholder value by capitalizing on our key mineral assets, brine mineral extraction expertise, and deep chemistry competency to expand our offerings into the low carbon energy markets. However, we continue to review all capital expenditure plans carefully in an effort to conserve cash. We currently have no long-term capital expenditure commitments, other than the asset purchase obligation described in Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements. If the forecasted demand for our products and services increases or decreases, the amount of planned expenditures on growth and expansion may be adjusted.

Lithium and Bromine Inferred Resources

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. With respect to approximately 35,000 acres of that total acreage, we granted Standard Lithium an option to acquire the lithium rights. The agreements governing this option contemplate a 2.5% royalty that Standard Lithium would pay us based on gross lithium revenues. Additional information on these inferred resources is described in Part I, “Item 2. Properties” in our 2022 Annual Report.

During early 2023, we completed an initial economic assessment for a bromine extraction plant. We expect an initial economic assessment to follow in late 2023 for a lithium extraction plant, subject to the progress of early engineering. Only upon completion of an indicated resources study, pre-feasibility and/or feasibility study and attainment of capital commitment from either a joint venture partner, governments grants or loans, or other cost-effective sources of capital that will not over-lever TETRA, in addition to confirmation of a successful recapitalization of the long-duration zinc-bromide battery storage manufacturers, would we proceed to a final investment decision.

Financing Activities

Our financing activities for the first three months of 2023 include $52.8 million of borrowings and $47.4 million of repayments under the ABL Credit Agreement, Argentina Credit Facility and Swedish Credit Facility, as well as $0.3 million of capital lease payments associated with equipment leased primarily for the early production facilities in Argentina. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

Long-Term Debt

Term Credit Agreement.    The Term Credit Agreement is scheduled to mature on September 10, 2025. Our Term Credit Agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report. As of March 31, 2023, $163.1 million in aggregate principal amount of our Term Credit Agreement is outstanding.

Asset-Based Credit Agreement. As of March 31, 2023, our ABL Credit Agreement provides for a senior secured revolving credit facility of up to $80.0 million, with a $20.0 million accordion. The credit facility is subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable, certain accrued receivables and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, accrued receivables and the value of our inventory, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement. As of March 31, 2023, we had $6.2 million outstanding and $8.3 million in letters of credit and guarantees against our ABL Credit Agreement and availability of $65.4 million, subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement.

Argentina Credit Facility. In January 2023, the Company entered into a revolving credit facility for certain working capital and capital expenditure needs for its subsidiary in Argentina (“Argentina Credit Facility”). As of March 31, 2023, we had $1.7 million outstanding and availability of approximately $0.3 million under the Argentina Credit Agreement. Borrowings bear interest at a rate of 2.50% per annum. The Argentina Credit Facility expires on October 19, 2023 and is backed by a letter of credit under our ABL Credit Agreement.

Swedish Credit Facility. In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden. As of March 31, 2023, we had $0.5 million outstanding and availability of approximately $4.4 million under this agreement. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2023 and the Company intends to renew it annually.

Finland Credit Agreement. In January 2022, the Company also entered into a credit agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of March 31, 2023, there were $1.5 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2024 and the Company intends to renew it annually.

Other Sources and Uses of Cash

In addition to the aforementioned credit facilities, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of March 31, 2023, the market value of our investments in CSI Compressco and Standard Lithium were $6.4 million and $1.5 million, respectively, with no holding restrictions on our ability to monetize our interests. We also hold an investment in a convertible note issued by CarbonFree valued at $5.9 million as of March 31, 2023. In addition, we are party to agreements in which Standard Lithium has the right to explore for, and an option to acquire the right to produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. We received an additional 400,000 shares of Standard Lithium stock in April 2023 under the terms of this agreement.

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

As of March 31, 2023, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
Critical Accounting Policies and Estimates

    There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our 2022 Annual Report. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.
Commitments and Contingencies

Litigation

For information regarding litigation, see - Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements and Part II, “Item 1. Legal Proceedings” in this report.

Long-Term Debt

For information on our credit agreements, see our 2022 Annual Report and Note 6 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. We have finance leases for certain facility storage tanks and equipment rentals. Information about the terms of our lease agreements can be found in our 2022 Annual Report.

Product and Asset Purchase Obligations

For information on product and asset purchase obligations, see - Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
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

These forward-looking statements include statements concerning the inferred mineral resources of lithium and bromine, the potential extraction of lithium and bromine from the leased acreage, the development of the assets including construction of bromine extraction plants, the economic viability thereof, the demand for such resources, and the timing and cost of such activities; the ability to obtain an indicated or measured resources report and an initial economic assessment, indicated or measured resources report, and/or pre-feasibility or feasibility studies regarding our lithium and bromine acreage; statements regarding the Company's beliefs, expectations, plans, goals, future events and performance; and other statements that are not purely historical. With respect to the Company's disclosures of inferred mineral resources, including bromine and lithium carbonate equivalent concentrations, it is uncertain if further exploration will ever result in the estimation of a higher category of mineral resource or a mineral reserve. Inferred mineral resources are considered to have the lowest level of geological confidence of all mineral resources. Investors are cautioned that inferred mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence and as to whether they can be economically or legally commercialized. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. Investors should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and the Company undertakes no obligation to update or revise any forward-looking statements, except as may be required by law.

Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations, forecasts or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our 2022 Annual Report, and those described from time to time in our future reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) LIBOR (subject to a 1% floor) plus a margin of 6.25% per annum or (ii) a base rate plus a margin of 5.25% per annum. Borrowings under our ABL Credit Agreement bear interest at an agreed-upon percentage rate spread above LIBOR. Borrowings under our Argentina Credit Facility and Swedish Credit Facility bear interest at fixed rates of 2.50% and 2.95%, respectively. The following table sets forth as of March 31, 2023, the principal amount due under our long-term debt obligations and their respective weighted average interest rates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

		Interest	March 31, 2023
	Scheduled Maturity	Rate
			(in thousands)
Term Credit Agreement	September 10, 2025	10.88%	$163,072
Asset-Based Credit Agreement	May 31, 2025	8.75%	6,200
Argentina Credit Facility	October 19, 2023	2.50%	1,700
Swedish Credit Facility	December 31, 2023	2.95%	461
TETRA total debt, including current portion			$171,433

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of March 31, 2023, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, the end of the period covered by this quarterly report.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The arbitration is currently pending, and the final hearing is set to begin on March 4, 2024. TETRA is presently unable to predict the duration, scope, or result of this proceeding. Discussions with LANXESS regarding this arbitration are ongoing.

For more information regarding litigation, see “Item 1. Legal Proceedings” in our 2022 Annual Report and Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.

As of the date of this filing, TETRA and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in our 2022 Annual Report. In addition, we are subject to the following supplemental risk factor.

We may not be able to utilize all or a portion of our net operating loss carryforwards or other tax benefits to offset future taxable income for U.S. federal, state or foreign tax purposes, which could adversely affect our financial position, results of operations and cash flows. We have adopted a Tax Benefits Preservation Plan that is designed to protect our Tax Attributes.

As of December 31, 2022, we had United States. federal, state, and foreign deferred tax assets associated with net operating loss carryforwards (“NOLs”) equal to approximately $86.2 million, $11.1 million, and $7.8 million, respectively. In those countries and states in which NOLs are subject to an expiration period, our NOLs, if not utilized, will expire at various dates from 2023 through 2042.

We may be limited in the portion of our NOLs that we can use in the future to offset taxable income for United States, federal, state, and foreign income tax purposes. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured.

Under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation experiences an “ownership change,” any NOLs, losses or deductions attributable to a “net unrealized built-in loss” and other tax attributes (“Tax Attributes”) could be substantially limited, and timing of the usage of such Tax Attributes could be substantially delayed. A corporation generally will experience an ownership change if one or more stockholders (or group of stockholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a testing period (generally, a rolling three-year period). Utilization of our Tax Attributes may be subject to a significant annual limitation as a result of prior or future “ownership changes.” Determining the limitations under Section 382 is technical and highly complex, and no assurance can be given that upon further analysis our ability to take advantage of our NOLs or other Tax Attributes may be limited to a greater extent than we currently anticipate.
The Board of Directors has adopted the Tax Plan to protect the availability of the Company’s Tax Attributes. The Tax Plan is designed to reduce the likelihood that we experience an ownership change by deterring certain acquisitions of our common stock. There can be no assurances, however, that the deterrent mechanism will be effective, and, therefore, such acquisitions may still occur. In addition, the Tax Plan could adversely affect the marketability of our common stock by discouraging existing or potential investors from acquiring our common stock or additional shares of our common stock. If the Company is unable to use the Tax Attributes in years in which it has taxable income, the Company will pay significantly more in cash tax than if it were able to utilize the Tax Attributes, and those tax costs would negatively impact the Company’s financial position, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

3.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 1, 2023 (SEC File No. 001-13455).
3.2
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

4.1
Tax Benefits Preservation Plan dated as of February 28, 2023, between TETRA Technologies, Inc. and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 1, 2023 (SEC File No. 001-13455).

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
*    Filed with this report.
**    Furnished with this report.
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2023 and 2022; (iii) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (iv) Consolidated Statements of Equity for the three-month periods ended March 31, 2023 and 2022 ; (v) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements for the three months ended March 31, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	May 1, 2023	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	May 1, 2023	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	May 1, 2023	By:	/s/Richard D. O’Brien
Richard D. O’Brien
Vice President – Finance and Global Controller
Principal Accounting Officer