Form 10-Q
period 2023-06-30
TETRA TECHNOLOGIES INC
filed 2023-07-31
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

 As of July 28, 2023, there were 129,556,619 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product sales	$96,217	$70,301	$161,752	$140,356
Services	79,246	70,415	159,920	130,397
Total revenues	175,463	140,716	321,672	270,753
Cost of revenues:
Cost of product sales	55,873	48,341	98,268	94,345
Cost of services	61,201	54,258	122,872	101,942
Depreciation, amortization, and accretion	8,457	7,748	17,127	15,427
Impairments and other charges	777	2,262	777	2,262
Insurance recoveries	—	—	(2,850)	(3,750)
Total cost of revenues	126,308	112,609	236,194	210,226
Gross profit	49,155	28,107	85,478	60,527
Exploration and pre-development costs	2,341	634	3,061	2,564
General and administrative expense	26,225	23,620	49,416	44,263
Interest expense, net	5,944	3,610	11,036	6,934
Other income, net	(6,435)	(1,037)	(6,649)	(3,448)
Income before taxes and discontinued operations	21,080	1,280	28,614	10,214
Provision for income taxes	2,875	(479)	4,364	721
Income before discontinued operations	18,205	1,759	24,250	9,493
Loss from discontinued operations, net of taxes	(8)	(34)	(20)	(49)
Net income	18,197	1,725	24,230	9,444
Loss attributable to noncontrolling interests	18	20	25	21
Net income attributable to TETRA stockholders	$18,215	$1,745	$24,255	$9,465
Basic net income per common share:
Income from continuing operations	$0.14	$0.01	$0.19	$0.07
Income from discontinued operations	—	—	—	—
Net income attributable to TETRA stockholders	$0.14	$0.01	$0.19	$0.07
Weighted average basic shares outstanding	129,460	127,992	129,201	127,627
Diluted net income per common share:
Income from continuing operations	$0.14	$0.01	$0.19	$0.07
Income from discontinued operations	—	—	—	—
Net income attributable to TETRA stockholders	$0.14	$0.01	$0.19	$0.07
Weighted average diluted shares outstanding	129,925	130,099	129,953	129,654

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$18,197	$1,725	$24,230	$9,444
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2023 and 2022	1,045	(3,414)	2,466	(3,222)
Unrealized gain on investment in CarbonFree	207	—	328	—
Comprehensive income (loss)	19,449	(1,689)	27,024	6,222
Less: Comprehensive loss attributable to noncontrolling interests	18	20	25	21
Comprehensive income (loss) attributable to TETRA stockholders	$19,467	$(1,669)	$27,049	$6,243

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,675	$13,592
Trade accounts receivable, net of allowances of $1,177 in 2023 and $538 in 2022	130,386	129,631
Inventories	81,833	72,113
Prepaid expenses and other current assets	21,058	23,112
Total current assets	260,952	238,448
Property, plant, and equipment:
Land and building	23,488	25,723
Machinery and equipment	320,977	318,693
Automobiles and trucks	10,796	11,832
Chemical plants	64,743	63,528
Construction in progress	4,588	7,660
Total property, plant, and equipment	424,592	427,436
Less accumulated depreciation	(315,098)	(325,856)
Net property, plant, and equipment	109,494	101,580
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $49,447 in 2023 and $46,996 in 2022	31,102	32,955
Operating lease right-of-use assets	36,964	33,818
Investments	16,718	14,286
Other assets	14,762	13,279
Total other assets	99,546	94,338
Total assets	$469,992	$434,366

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$53,673	$49,121
Current portion of long-term debt	1,900	3
Compensation and employee benefits	23,117	30,958
Operating lease liabilities, current portion	8,461	7,795
Accrued taxes	10,898	9,913
Accrued liabilities and other	27,368	25,557
Current liabilities associated with discontinued operations	414	920
Total current liabilities	125,831	124,267
Long-term debt, net	156,007	156,455
Operating lease liabilities	31,136	28,108
Asset retirement obligations	13,983	13,671
Deferred income taxes	2,000	2,038
Other liabilities	3,978	3,430
Total long-term liabilities	207,104	203,702
Commitments and contingencies (Note 7)
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at June 30, 2023 and December 31, 2022; 132,695,294 shares issued at June 30, 2023 and 131,800,975 shares issued at December 31, 2022	1,327	1,318
Additional paid-in capital	481,448	477,820
Treasury stock, at cost; 3,138,675 shares held at June 30, 2023 and December 31, 2022	(19,957)	(19,957)
Accumulated other comprehensive loss	(46,269)	(49,063)
Retained deficit	(278,238)	(302,493)
Total TETRA stockholders’ equity	138,311	107,625
Noncontrolling interests	(1,254)	(1,228)
Total equity	137,057	106,397
Total liabilities and equity	$469,992	$434,366

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2022	$1,318	$477,820	$(19,957)	$(48,991)	$(72)	$(302,493)	$(1,228)	$106,397
Net income (loss) for first quarter 2023	—	—	—	—	—	6,040	(7)	6,033
Translation adjustment, net of taxes of $0	—	—	—	1,421	—	—	—	1,421
Other comprehensive income	—	—	—	—	121	—	—	121
Comprehensive income								7,575
Equity-based compensation(1)	—	3,514	—	—	—	—	—	3,514
Other	7	(1,341)	—	—	—	—	1	(1,333)
Balance at March 31, 2023	$1,325	$479,993	$(19,957)	$(47,570)	$49	$(296,453)	$(1,234)	$116,153
Net income (loss) for second quarter 2023	—	—	—	—	—	18,215	(18)	18,197
Translation adjustment, net of taxes of $0	—	—	—	1,045	—	—	—	1,045
Other comprehensive income	—	—	—	—	207	—	—	207
Comprehensive income								19,449
Equity-based compensation	—	1,507	—	—	—	—	—	1,507
Other	2	(52)	—	—	—	—	(2)	(52)
Balance at June 30, 2023	$1,327	$481,448	$(19,957)	$(46,525)	$256	$(278,238)	$(1,254)	$137,057
(1)    Equity-based compensation for the three months ended March 31, 2023 includes $2.3 million for a portion of short-term incentive compensation that was settled through grants of restricted stock units rather than cash.

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2021	$1,301	$475,624	$(19,957)	$(46,932)	$(310,332)	$(1,141)	$98,563
Net income (loss) for first quarter 2022	—	—	—	—	7,720	(1)	7,719
Translation adjustment, net of taxes of $0	—	—	—	192	—	—	192
Comprehensive income							7,911
Equity compensation expense	—	1,104	—	—	—	—	1,104
Other	7	(673)	—	—	—	(10)	(676)
Balance at March 31, 2022	$1,308	$476,055	$(19,957)	$(46,740)	$(302,612)	$(1,152)	$106,902
Net income (loss) for second quarter 2022	—	—	—	—	1,745	(20)	1,725
Translation adjustment, net of taxes of $0	—	—	—	(3,414)	—	—	(3,414)
Comprehensive income (loss)							(1,689)
Equity compensation expense	—	1,159	—	—	—	—	1,159
Other	6	(833)	—	—	—	(9)	(836)
Balance at June 30, 2022	$1,314	$476,381	$(19,957)	$(50,154)	$(300,867)	$(1,181)	$105,536

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$24,230	$9,444
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	17,127	15,427
Impairment and other charges	777	2,262
Gain on investments	(403)	(390)
Equity-based compensation expense	2,768	2,263
Provision for credit losses	720	244
Amortization and expense of financing costs	1,781	1,573
Insurance recoveries associated with damaged equipment	(2,850)	(3,750)
Gain on sale of assets	(281)	(719)
Other non-cash credits	(737)	(313)
Changes in operating assets and liabilities:
Accounts receivable	(514)	(14,581)
Inventories	(8,549)	4,519
Prepaid expenses and other current assets	2,242	(2,282)
Trade accounts payable and accrued expenses	443	11,185
Other	603	(1,079)
Net cash provided by operating activities	37,357	23,803
Investing activities:
Purchases of property, plant, and equipment, net	(23,274)	(20,412)
Proceeds from sale of property, plant, and equipment	497	1,194
Proceeds from insurance recoveries associated with damaged equipment	2,850	3,750
Purchase of investment	(250)	—
Other investing activities	(1,827)	(451)
Net cash used in investing activities	(22,004)	(15,919)
Financing activities:
Proceeds from credit agreements and long-term debt	97,169	1,667
Principal payments on credit agreements and long-term debt	(98,237)	(3,267)
Payments on financing lease obligations	(689)	(1,174)
Net cash used in financing activities	(1,757)	(2,774)
Effect of exchange rate changes on cash	487	(329)
Increase in cash and cash equivalents	14,083	4,781
Cash and cash equivalents at beginning of period	13,592	31,551
Cash and cash equivalents at end of period	$27,675	$36,332

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

We are an energy services and solutions company operating on six continents, focused on calcium chloride, completion fluids and associated products and services, comprehensive water management solutions, frac flowback, production well testing and offshore rig cooling. We were incorporated in Delaware in 1981 and are composed of two segments – Completion Fluids & Products Division and Water & Flowback Services Division. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its subsidiaries on a consolidated basis.

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended June 30, 2023 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2023.

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

Tax Benefits Preservation Plan

On February 28, 2023, the Board of Directors adopted a Tax Benefits Preservation Plan (the “Tax Plan”) designed to protect the availability of the Company’s net operating loss carryforwards (“NOLs”) and other tax attributes (collectively, the “Tax Attributes”), which may be utilized in certain circumstances to reduce the Company’s future income tax obligations. The Tax Plan is intended to reduce the likelihood that any changes in the Company’s investor base would limit the Company’s future use of its Tax Attributes as a result of the Company experiencing an “ownership change” under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). If a corporation experiences an “ownership change,” any NOLs, losses or deductions attributable to a “net unrealized built-in loss” and other Tax Attributes could be substantially limited, and timing of the usage of such Tax Attributes could be substantially delayed. A corporation generally will experience an ownership change if one or more stockholders (or group of stockholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a testing period (generally, a rolling three-year period).

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

The Tax Plan adopted by the Board of Directors is similar to plans adopted by other publicly held companies with significant NOLs or other substantial tax benefits and is not designed to prevent any action that the Board of Directors determines to be in the best interest of the Company and its stockholders. At the Company’s 2023 annual meeting of stockholders held on May 24, 2023, the Company’s stockholders ratified the adoption of the Tax Plan.

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

Mineral Resources Arrangement

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. We recognized approximately $2.3 million and $3.1 million of expense during the three-month and six-month periods ended June 30, 2023, respectively, and $0.6 million and $2.6 million of expense during the three-month and six-month periods ended June 30, 2022, respectively, for exploration and pre-development costs representing expenditures incurred to evaluate potential future development of our lithium and bromine properties in Arkansas.

In June 2023, we entered into a memorandum of understanding (“MOU”) with Saltwerx LLC (“Saltwerx”), an indirect wholly owned subsidiary of a Fortune 500 company, relating to a newly-proposed brine unit in the Smackover Formation in Southwest Arkansas and potential bromine and lithium production from brine produced from the unit. The binding provisions of the MOU provide, among other things, that (i) we will file an amended brine unit application (“the Application”) covering approximately 6,138 acres, which expands the size of the unit area and also combines brine acreage that was previously leased by each of TETRA and Saltwerx (“the Brine Unit”), with the Arkansas Oil & Gas Commission (“AOGC”) and (ii) Saltwerx will provide a letter to us in support of the Application. The MOU also contains provisions effective after, and contingent on, the approval of the Brine Unit by the AOGC, including provisions relating to: (i) initial brine ownership percentages within the Brine Unit, including the bromine and lithium contained in the brine, (ii) the transfer of certain leased acres outside the proposed Brine Unit from the Company to Saltwerx, (iii) Saltwerx reimbursing the Company for certain expenses incurred by the Company to date regarding the development of leased acreage to be included in the Brine Unit, and (iv) an allocation of certain future costs for the drilling of a brine production test well and other development operations, including FEED studies for bromine and lithium production facilities. We recognized approximately $4.7 million of income during the three-month and six-month periods ended June 30, 2023 for income from collaborative arrangement representing the portion of exploration and pre-development costs that are reimbursable by Saltwerx and is included in other income, net in our consolidated statements of operations.

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2022 included in our 2022 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the second quarter of 2023.

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

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada, Brazil, and certain of our operations in Mexico, respectively. The United States dollar is the designated functional currency for all of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange gains are included in other (income) expense, net and totaled losses of $67,000 and $0.2 million during the three and six months ended June 30, 2023, respectively, and gains of $0.8 million and $1.6 million during the three and six months ended June 30, 2022, respectively.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Interest paid	$9,412	$8,056
Income taxes paid	$2,012	$1,470

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued capital expenditures	$3,142	$4,901

New Accounting Pronouncements

Standards adopted during 2023

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” During the three months ended June 30, 2023, our asset-based credit agreement and term credit agreement were amended to replace LIBOR and Eurodollar rates with the secured overnight financing rate (“SOFR”). There were no significant costs associated with the amendments and the amendments did not have a significant impact on our consolidated financial statements.
NOTE 2 – DISCONTINUED OPERATIONS

On March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division, consisting of our Offshore Services and Maritech segments. Our former Offshore Division is reported as discontinued operations for all periods presented. Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of comprehensive income, statements of equity and statements of cash flows combine continuing and discontinued operations. Our loss from discontinued operations for the three and six months ended June 30, 2023 consist of general and administrative expense associated with ongoing litigation for our former Offshore Division. A summary of additional financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands, unaudited)

	Three Months Ended June 30, 2022
	Offshore Services	Maritech	Total
Major classes of line items constituting income from discontinued operations
Cost of revenues	$54	$—	$54
General and administrative expense	8	—	8
Other income, net	—	(28)	(28)
Pretax income (loss) from discontinued operations	(62)	28	(34)
Loss from discontinued operations attributable to TETRA stockholders			$(34)

	Six Months Ended June 30, 2022
	Offshore Services	Maritech	Total
Major classes of line items constituting income from discontinued operations
Cost of revenues	$55	$—	$55
General and administrative expense	22	—	22
Other income, net	—	(28)	(28)
Pretax income (loss) from discontinued operations	(77)	28	(49)
Loss from discontinued operations attributable to TETRA stockholders			$(49)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	June 30, 2023
	Offshore Services	Maritech	Total

	(unaudited)
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$319	$—	$319
Accrued liabilities and other	—	95	95
Total liabilities associated with discontinued operations	$319	$95	$414

	December 31, 2022
	Offshore Services	Maritech	Total
Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$319	$—	$319
Accrued liabilities and other	506	95	601
Total liabilities associated with discontinued operations	$825	$95	$920
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our contract asset balances, primarily associated with contractual invoicing milestones and/or customer documentation requirements, were $36.7 million and $33.1 million as of June 30, 2023 and December 31, 2022, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. We are also party to agreements whereby Standard Lithium Ltd.

(NYSE: SLI) (“Standard Lithium”) has the right to explore for, and an option to acquire the rights to produce and extract lithium in our Arkansas leases and other potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Unearned income balances were $5.1 million and $3.7 million as of June 30, 2023 and December 31, 2022, respectively, and vary based on the timing of (i) invoicing, (ii) performance obligations being met and (iii) the receipt of stock and cash from Standard Lithium. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. During the six-month periods ended June 30, 2023 and June 30, 2022, contract costs were not significant.

We recognized approximately $1.4 million and $0.9 million of revenue during the three-month and six-month periods ended June 30, 2023, respectively, and $0.2 million and $0.5 million of revenue during the three-month and six-month periods ended June 30, 2022, respectively, deferred in unearned income as of the beginning of the period. We also recognized approximately $0.8 million and $1.4 million of income during the three-month and six-month periods ended June 30, 2023, respectively, and $0.9 million and $1.5 million of income during the three-month and six-month periods ended June 30, 2022, respectively, related to the Standard Lithium arrangements deferred in unearned income as of the beginning of the period and included in other income, net in our consolidated statements of operations.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 10 - “Industry Segments.” In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Completion Fluids & Products
United States	$45,859	$34,344	$78,682	$73,188
International	52,363	40,454	88,582	74,804
	98,222	74,798	167,264	147,992
Water & Flowback Services
United States	68,231	61,654	136,569	114,417
International	9,010	4,264	17,839	8,344
	77,241	65,918	154,408	122,761
Total Revenue
United States	114,090	95,998	215,251	187,605
International	61,373	44,718	106,421	83,148
	$175,463	$140,716	$321,672	$270,753
NOTE 4 – INVENTORIES

Components of inventories as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Finished goods	$68,141	$60,481
Raw materials	5,287	3,734
Parts and supplies	6,477	6,432
Work in progress	1,928	1,466
Total inventories	$81,833	$72,113

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.

NOTE 5 – INVESTMENTS

Our investments as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Investment in CSI Compressco	$6,599	$6,967
Investment in CarbonFree	6,269	6,139
Investment in Standard Lithium	3,600	1,180
Other investment	250	—
Total Investments	$16,718	$14,286
Following the January 2021 sale of the general partner of CSI Compressco LP (“CSI Compressco”), we continue to own approximately 3.7% of the outstanding CSI Compressco common units (NASDAQ: CCLP) as of June 30, 2023.

We have an intellectual property joint development agreement in place with CarbonFree to evaluate potential new technologies. CarbonFree is a carbon capture company with patented technologies that capture CO2 and mineralize emissions to make commercial, carbon-negative chemicals. In December 2021, we invested $5.0 million in a convertible note issued by CarbonFree. Our exposure to potential losses by CarbonFree are limited to our investments and capitalized and accrued interest associated with the CarbonFree convertible note.

In addition, we are party to agreements whereby Standard Lithium has the right to explore for, and an option to acquire the rights to produce and extract, lithium in our Arkansas leases and other additional potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term.

See Note 8 - “Fair Value Measurements” for further information.
NOTE 6 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of June 30, 2023 and December 31, 2022 consists of the following:

	Scheduled Maturity	June 30, 2023	December 31, 2022

		(in thousands)
Term Credit Agreement(1)	September 10, 2025	$156,007	$154,570
Asset-Based Credit Agreement(2)	May 31, 2025	—	1,885
Argentina Credit Agreement	October 19, 2023	1,900	—
Swedish Credit Facility	December 31, 2023	—	3
Total debt		157,907	156,458
Less current portion		(1,900)	(3)
Total long-term debt		$156,007	$156,455
(1) Net of unamortized discount of $2.8 million and $3.4 million as of June 30, 2023 and December 31, 2022, respectively, and net of unamortized deferred financing costs of $4.2 million and $5.1 million as of June 30, 2023 and December 31, 2022, respectively.
(2) Net of unamortized deferred financing costs of $1.1 million as of December 31, 2022. Deferred financing costs of $0.9 million as of June 30, 2023, were classified as other long-term assets on the accompanying consolidated balance sheet as there was no outstanding balance on our asset-based credit agreement.

Term Credit Agreement

    As of June 30, 2023, we had $156.0 million outstanding, net of unamortized discounts and unamortized deferred financing costs under our term credit agreement (“Term Credit Agreement”). The Term Credit Agreement requires us to offer to prepay up to 50% of Excess Cash Flow (as defined in the Term Credit Agreement) from the most recent full fiscal year within five business days of filing our Annual Report. If our Leverage Ratio (as defined in the Term Credit Agreement) at year-end is less than 2.00 to 1.00, the prepayment requirement is decreased to 25%. If our Leverage Ratio at year-end is less than 1.50 to 1.00, then no prepayment is required.

The Term Credit Agreement was amended in June 2023 to remove references to LIBOR and Eurodollar rates. Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) SOFR (subject to a 1% floor) plus a margin of 6.25% per annum or (ii) a base rate plus a margin of 5.25% per annum. As of June 30, 2023, the interest rate per annum on borrowings under the Term Credit Agreement is 11.40%. In addition to paying interest on the outstanding principal under the Term Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at the rate of 1.0% per annum, paid quarterly in arrears based on utilization of the commitments under the Term Credit Agreement.

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

ABL Credit Agreement

As of June 30, 2023, our asset-based credit agreement (“ABL Credit Agreement”) provides for a senior secured revolving credit facility of up to $80.0 million, with a $20.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom.

As of June 30, 2023, we had no balance outstanding and $11.5 million in letters of credit and guarantees under our ABL Credit Agreement. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $66.6 million under this agreement.

The ABL Credit Agreement was amended in May 2023 to remove references to LIBOR. Borrowings under the ABL Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) SOFR plus 0.10%, (ii) a base rate plus a margin based on a fixed charge coverage ratio, (iii) the Daily Simple Risk Free Rate plus 0.10%, or (iv) with respect to borrowings denominated in Sterling, the Daily Simple Risk Free Rate for Sterling plus 0.0326%. The base rate is determined by reference to the highest of (a) the prime rate of interest as announced from time to time by JPMorgan Chase Bank, N.A. (b) the Federal Funds Effective Rate (as defined in the ABL Credit Agreement) plus 0.5% per annum and (c) SOFR (adjusted to reflect any required bank reserves) for a one-month period on such day plus 1.0% per annum. In addition to paying interest on the outstanding principal under the ABL Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at an applicable rate ranging from 0.375% to 0.5% per annum, paid monthly in arrears based on utilization of the commitments under the ABL Credit Agreement. TETRA is also required to pay a customary letter of credit fee equal to the applicable margin on LIBOR-based loans and fronting fees.

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

Argentina Credit Agreement

In January 2023, the Company entered into a revolving credit facility for certain working capital and capital expenditure needs for its subsidiary in Argentina (“Argentina Credit Facility”). As of June 30, 2023, we had $1.9 million outstanding and availability of $0.1 million under the Argentina Credit Agreement. Borrowings bear interest at a rate of 2.50% per annum. The Argentina Credit Facility expires on October 19, 2023 and is backed by a letter of credit under our ABL Credit Agreement.

Swedish Credit Facility

In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of June 30, 2023, we had no balance outstanding and availability of approximately $4.6 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2023 and the Company intends to renew it annually.

Finland Credit Agreement

In January 2022, the Company also entered into an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of June 30, 2023, there were $1.5 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2024 and the Company intends to renew it annually.

Covenants

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of June 30, 2023, we are in compliance with all covenants under the credit agreements.
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

We have a Bromine Requirements Sales Agreement (“Sales Agreement”) to purchase a certain volume of elemental bromine from LANXESS Corporation (formerly Chemtura Corporation) (“LANXESS”), included in Product Purchase Obligations below. LANXESS notified us of a proposed non-ordinary course increase to the price of bromine. After lengthy discussions, we and LANXESS were unable to reach an agreement regarding the validity of the proposed price increase; therefore, we filed for arbitration in May 2022 seeking declaratory relief, among other relief, declaring that the proposed price increase is invalid. In September 2022, LANXESS filed a counterclaim with the American Arbitration Association seeking declaratory relief, among other relief. On May 25, 2023, TETRA entered into the Third Amendment to Bromine Requirements Sales Agreement (the “Amendment”) with LANXESS. The Amendment has an effective date of April 1, 2023 and was entered into in connection with the entry into a settlement agreement in the Company’s arbitration with LANXESS. The Amendment provides for, among other things, revised volume requirements and related terms. On June 14, 2023, in light of the settlement agreement, and in response to the parties’ stipulated motion to dismiss, the arbitration panel issued an Order of Dismissal, which dismissed all claims in the arbitration with prejudice.

There have been no other material developments in our legal proceedings during the quarter ended June 30, 2023. For additional discussion of our legal proceedings, please see our 2022 Annual Report.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of June 30, 2023, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $63.6 million, including $5.2 million for the remainder of 2023, $21.4 million in 2024, $19.3 million in 2025, $13.0 million in 2026, and $4.7 million in 2027.

NOTE 8 – FAIR VALUE MEASUREMENTS

Financial Instruments

Investments

We retained an interest in CSI Compressco representing approximately 3.7% of CSI Compressco’s outstanding common units as of June 30, 2023. In December 2021, we invested in a $5.0 million convertible note issued by CarbonFree. In addition, we receive cash and stock of Standard Lithium under the terms of our arrangements as noted in Note 5 - “Investments.”

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

Our investment in convertible notes issued by CarbonFree is recorded in our consolidated financial statements based on an internal valuation with assistance from a third-party valuation specialist (Level 3 fair value measurement). The valuation is impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings. The convertible note includes an option to convert the note into equity interests issued by CarbonFree. The change in the fair value of the embedded option is included in other (income) expense, net in our consolidated statements of operations. The change in the fair value of the convertible note, excluding the embedded option, is included in other comprehensive income (loss) in our consolidated statements of comprehensive income. The change in our investment in CarbonFree for the six-month period ended June 30, 2023 is as follows:

Six Months Ended June 30, 2023
(in thousands)
Balance at beginning of period	$6,139
Change in fair value of embedded option	(198)
Change in fair value of convertible note, excluding embedded option	328
Balance at end of period	$6,269

Recurring fair value measurements by valuation hierarchy as of June 30, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$6,599	$6,599	$—	$—
Investment in CarbonFree	6,269	—	—	6,269
Investment in Standard Lithium	3,600	3,600	—	—
Other investment	250	—	—	250
Investments	$16,718

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$6,967	$6,967	$—	$—
Investment in CarbonFree	6,139	—	—	6,139
Investment in Standard Lithium	1,180	1,180	—	—
Investments	$14,286

Impairments

During the second quarter of 2023, we recorded a $0.8 million impairment of our corporate office lease. The fair values were estimated based on the discounted cash flows from our lease and sublease agreements, including the rent rate per square foot (a Level 3 fair value measurement) in accordance with the fair value hierarchy.

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
NOTE 9 – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Number of weighted average common shares outstanding	129,460	127,992	129,201	127,627
Assumed vesting of equity awards	465	2,107	752	2,027
Average diluted shares outstanding	129,925	130,099	129,953	129,654

NOTE 10 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Division and Water & Flowback Services Division.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$94,368	$70,227	$159,883	$140,115
Water & Flowback Services Division	1,849	74	1,869	241
Consolidated	$96,217	$70,301	$161,752	$140,356

Services
Completion Fluids & Products Division	$3,854	$4,571	$7,381	$7,877
Water & Flowback Services Division	75,392	65,844	152,539	122,520
Consolidated	$79,246	$70,415	$159,920	$130,397

Total revenues
Completion Fluids & Products Division	$98,222	$74,798	$167,264	$147,992
Water & Flowback Services Division	77,241	65,918	154,408	122,761
Consolidated	$175,463	$140,716	$321,672	$270,753

Income (loss) before taxes
Completion Fluids & Products Division	$31,956	$15,261	$50,398	$34,553
Water & Flowback Services Division	8,014	1,644	14,394	4,326
Interdivision Eliminations	—	3	—	6
Corporate Overhead(1)	(18,890)	(15,628)	(36,178)	(28,671)
Consolidated	$21,080	$1,280	$28,614	$10,214
(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
General and administrative expense	$12,594	$11,542	$23,654	$21,888
Depreciation and amortization	92	172	202	363
Impairments and other charges	777	—	777	—
Interest expense	5,813	3,894	11,273	7,541
Other general corporate (income) expense, net	(386)	20	272	(1,121)
Total	$18,890	$15,628	$36,178	$28,671

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
Business Overview

We are an energy services and solutions company operating on six continents, focused on calcium chloride, completion fluids and associated products and services, comprehensive water management solutions, frac flowback, production well testing and offshore rig cooling. Calcium chloride is used in the oil and gas industry, and also has broad industrial applications to the agricultural, road, food and beverage and lithium production markets. We are composed of two segments – Completion Fluids & Products Division and Water & Flowback Services Division.

Second-quarter consolidated revenue of $175.5 million reflects the highest quarterly revenue in the Company’s history, excluding discontinued operations. Our strong second-quarter results reflect our employees delivering operational and financial excellence in our core businesses while simultaneously advancing our key strategic initiatives.

Completion Fluids & Products Division revenues increased 42% sequentially, resulting in a new segment record high driven by growth in international markets and the Gulf of Mexico, as well as the seasonal peak for our Northern Europe industrial chemicals business. Our strong offshore results have benefited from our recent investments to expand fluids capacity in the North Sea, Brazil and the Gulf of Mexico.

Our Water & Flowback Services revenues remained stable compared to the first quarter of 2023 and improved compared to the prior year, driven primarily by the first two early production facilities in Latin America that became operational in the third quarter of 2022 and the third early production facility which became operational in May 2023. The early production facilities are longer-term, high-margin projects with stable and predictable cash flows. Our growing fleet of TETRA SandStormTM advanced cyclone technology separators also remains at high utilization with continued market penetration and positive pricing progression.

We are committed to pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. In June 2023, we entered into a memorandum of understanding (“MOU”) with Saltwerx LLC (“Saltwerx”), an indirect wholly owned subsidiary of a Fortune 500 company, relating to a newly-proposed brine unit in the Smackover Formation in Southwest Arkansas and potential bromine and lithium production from brine produced from the unit. The binding provisions of the MOU provide, among other things, that: (i) we will file an amended brine unit application (the “Application”) covering approximately 6,138 acres, which expands the size of the unit area and also combines brine acreage that was previously leased by each of TETRA and Saltwerx (the “Brine Unit”), with the Arkansas Oil & Gas Commission (“AOGC”) and (ii) Saltwerx will provide a letter to us in support of the Application. We are evaluating results from the second exploratory well on our acreage in Arkansas. We expect to receive the well results during the third quarter with the intent to improve the accuracy of our lithium and bromine resource estimates. Additional steps are required before making a decision to develop the bromine assets, and include further studies to analyze the resource as well as completion of a pre-feasibility and/or feasibility study.

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

Three months ended June 30, 2023 compared with three months ended March 31, 2023.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2023	2023
	(in thousands, except percentages)
Revenues	$175,463	$146,209	$29,254	20.0%
Gross profit	49,155	36,323	12,832	35.3%
Gross profit as a percentage of revenue	28.0%	24.8%
Exploration and pre-development costs	2,341	720	1,621	225.1%
General and administrative expense	26,225	23,191	3,034	13.1%
General and administrative expense as a percentage of revenue	14.9%	15.9%
Interest expense, net	5,944	5,092	852	16.7%
Other income, net	(6,435)	(214)	6,221	NM(1)
Income before taxes and discontinued operations	21,080	7,534	13,546	179.8%
Income before taxes and discontinued operations as a percentage of revenue	12.0%	5.2%
Provision for income taxes	2,875	1,489	1,386	93.1%
Income before discontinued operations	18,205	6,045	12,160	201.2%
Discontinued operations:
Loss from discontinued operations, net of taxes	(8)	(12)	(4)	(33.3)%
Net income	18,197	6,033	12,164	201.6%
Loss attributable to noncontrolling interests	18	7	11	157.1%
Net income attributable to TETRA stockholders	$18,215	$6,040	$12,175	201.6%
(1) Percent change is not meaningful

Consolidated revenues increased between the current and previous quarters primarily due to an increase in overall activity for the Completion Fluids & Products division lead by increased pricing and volume sales in the Northern European industrial chemicals market. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit as a percentage of revenue increased primarily due to our Completion Fluids & Products division benefiting from increased overall activity levels and margins. See Divisional Comparisons section below for additional discussion.

Consolidated exploration and pre-development costs increased primarily due to drilling costs associated with our second exploratory brine well in Arkansas.

Consolidated general and administrative expenses increased compared to the prior year, primarily due to a $2.7 million increase in wage and benefit-related expenses driven by divisional headcount additions as operational activity levels increased, as well as higher short and long-term incentive expense. General and administrative expenses also increased $0.8 million due to a higher provision for credit losses, partially offset by a $0.6 million decrease in legal expenses.

Consolidated other income, net, increased in the current quarter, compared to the prior quarter primarily due to the $4.7 million cumulative credit for exploration and pre-development costs reimbursable from Saltwerx, a $0.7 million increase in unrealized gain due to the change in the unit price of the CSI Compressco common units we own, a $0.3 million increase in unrealized gain from our Standard Lithium shares received in April 2022 and 2023 and a $0.4 million increase in unrealized gain from the change in fair value of the CarbonFree convertible note embedded option.

Consolidated provision for income tax was $2.9 million during the current quarter, compared to a $1.5 million provision during the prior quarter. Our consolidated effective tax rate for the three months ended June 30, 2023 was 13.6% due to income generated during the quarter, partially offset by the utilization of net operating loss carryforwards in the United States and certain other non-U.S. jurisdictions for which a valuation allowance had been established. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States and certain other non-U.S. jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2023	2023
	(in thousands, except percentages)
Revenues	$98,222	$69,042	$29,180	42.3%
Gross profit	37,133	25,010	12,123	48.5%
Gross profit as a percentage of revenue	37.8%	36.2%
Exploration and pre-development costs	2,341	720	1,621	225.1%
General and administrative expense	8,551	7,173	1,378	19.2%
General and administrative expense as a percentage of revenue	8.7%	10.4%
Interest expense (income), net	104	(395)	499	126.3%
Other income, net	(5,819)	(930)	4,889	525.7%
Income before taxes and discontinued operations	$31,956	$18,442	$13,514	73.3%
Income before taxes and discontinued operations as a percentage of revenue	32.5%	26.7%

Revenues for our Completion Fluids & Products Division increased primarily due to increased pricing and volumes for industrial chemical sales, including higher sales volume from the seasonal uplift in Northern Europe, as well as an increase in offshore activity levels.

Gross profit for our Completion Fluids & Products Division increased compared to the prior quarter period primarily due to the pricing and sales volume impact mentioned above. Our industrial calcium chloride business reflects the seasonal peak in Europe, high production volumes, and supply chain benefits that yielded higher margins. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, drilling and completions activity, supply chain challenges and inflationary pressures.

Completion Fluids & Products Division exploration and pre-development costs associated with our potential Southwest Arkansas bromine development project increased $1.6 million due to a second exploratory well drilled during the current quarter, as well as ongoing engineering and design work. General and administrative expense for the division increased $1.4 million to support higher activity levels. Interest expense (income), net increased $0.5 million due to lower interest income on deposit accounts in Brazil and Europe. Other income, net increased primarily due to the $4.7 million cumulative credit for exploration and pre-development costs from Saltwerx, a $0.4 million unrealized gain from the change in fair value of the CarbonFree convertible note embedded option and a $0.3 million increase in unrealized gain from our investment in Standard Lithium shares, partially offset by a $0.5 million increase in foreign exchange losses.

Water & Flowback Services Division

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2023	2023
	(in thousands, except percentages)
Revenues	$77,241	$77,167	$74	0.1%
Gross profit	12,893	11,422	1,471	12.9%
Gross profit as a percentage of revenue	16.7%	14.8%
General and administrative expense	5,080	4,959	121	2.4%
General and administrative expense as a percentage of revenue	6.6%	6.4%
Interest expense, net	27	27	—	—%
Other (income) expense, net	(228)	58	286	493.1%
Income before taxes and discontinued operations	$8,014	$6,378	$1,636	25.7%
Income before taxes and discontinued operations as a percentage of revenue	10.4%	8.3%

Revenues for our Water & Flowback Services Division in the current quarter remained comparable to the prior quarter as higher revenues from our early production facilities in Latin America were offset by lower customer activity in the North America onshore business.

Gross profit for our Water & Flowback Services Division increased compared to the prior quarter due to a revenue shift toward higher margin service offerings, including the early production facilities in Latin America. Gross profit as a percentage of revenue increased reflecting the continued margin expansion efforts driven by investments in technology, integration, digitalization and the benefit of our early production facilities in Argentina. While we have seen some signs of softness in certain land segments in the United States, pricing has remained relatively stable for our differentiated products and service offerings.

The Water & Flowback Services Division income before taxes and discontinued operations increased primarily due to an improvement in the gross profit described above, as well as a $0.3 million increase in foreign exchange gains.

Corporate Overhead

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2023	2023
	(in thousands, except percentages)
Depreciation and amortization	$93	$109	$(16)	(14.7)%
Impairments and other charges	777	—	777	100.0%
General and administrative expense	12,595	11,059	1,536	13.9%
Interest expense, net	5,813	5,460	353	6.5%
Other (income) expense, net	(388)	658	1,046	159.0%
Loss before taxes and discontinued operations	$(18,890)	$(17,286)	$(1,604)	9.3%

Corporate overhead loss before taxes and discontinued operations increased primarily due to a $1.6 million increase in wages and benefits related expenses driven by higher short and long-term incentive expenses, a $0.8 million impairment associated with our corporate office lease, and a $0.4 million increase in interest expense due to an increase in the interest rate on our Term Credit Agreement. These expenses are partially offset by an increase in other (income) expense, net primarily due to a $0.7 million increase in unrealized gains related to unit price changes of our investment in CSI Compressco, and a $0.3 million increase in foreign exchange gains.

Six months ended June 30, 2023 compared with six months ended June 30, 2022.
Consolidated Comparisons

	Six Months Ended
	June 30,		Period to Period Change
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues	$321,672	$270,753	$50,919	18.8%
Gross profit	85,478	60,527	24,951	41.2%
Gross profit as a percentage of revenue	26.6%	22.4%
Exploration and pre-development costs	3,061	2,564	497	19.4%
General and administrative expense	49,416	44,263	5,153	11.6%
General and administrative expense as a percentage of revenue	15.4%	16.3%
Interest expense, net	11,036	6,934	4,102	59.2%
Other income, net	(6,649)	(3,448)	3,201	92.8%
Income before taxes and discontinued operations	28,614	10,214	18,400	180.1%
Income before taxes and discontinued operations as a percentage of revenue	8.9%	3.8%
Provision for income taxes	4,364	721	3,643	505.3%
Income before discontinued operations	24,250	9,493	14,757	155.5%
Discontinued operations:
Loss from discontinued operations, net of taxes	(20)	(49)	(29)	(59.2)%
Net income	24,230	9,444	14,786	156.6%
Loss attributable to noncontrolling interests	25	21	4	19.0%
Net income attributable to TETRA stockholders	$24,255	$9,465	$14,790	156.3%

Consolidated revenues increased in the current year primarily due to improving industry conditions compared to the prior year for both our Completion Fluids & Products and Water & Flowback Services divisions, as well as the first two early production facilities in Argentina that commenced operations in the third quarter of 2022 and a third early production facility that became operational in the second quarter of 2023. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit increased in the current year primarily due to the increase in revenue, partially offset by an increase in costs associated with the higher Water & Flowback Services division activity levels described above. Profit margins for both divisions also improved due to stronger market conditions and a shift to higher-margin projects.

Consolidated exploration and pre-development costs increased $0.5 million compared to the prior year primarily due to drilling costs associated with our second exploratory brine well in Arkansas

Consolidated general and administrative expenses increased compared to the prior year, primarily due to $4.6 million of increased wage and benefit-related expenses driven by divisional headcount additions as operational activity levels increased, as well as higher short and long-term incentive expense. General and administrative expenses also increased $0.5 million due to a higher provision for credit loss allowances on trade accounts receivable.

Consolidated interest expense, net, increased in the current year primarily due to an increase in the interest rate on our Term Credit Agreement and higher borrowings under our ABL Credit Agreement.

Consolidated other income, net, increased in the current year, compared to the prior year primarily due to a $4.7 million cumulative credit for exploration and pre-development costs reimbursable from Saltwerx, offset by a $1.9 million increase in foreign exchange losses.

Consolidated provision for income taxes was $4.4 million during the current year, compared to $0.7 million during the prior year. Our consolidated effective tax rate for the current year was 15.3%, compared to 7.1% during the prior year. The increase in our tax provision and effective tax rate compared to the prior year was primarily due to increased income generated in certain non-U.S. jurisdictions for which a net operating loss carryforward is not available for offset. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Six Months Ended
	June 30,		Period to Period Change
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues	$167,264	$147,992	$19,272	13.0%
Gross profit	62,142	48,209	13,933	28.9%
Gross profit as a percentage of revenue	37.2%	32.6%
Exploration and pre-development costs	3,061	2,564	497	19.4%
General and administrative expense	15,723	12,243	3,480	28.4%
General and administrative expense as a percentage of revenue	9.4%	8.3%
Interest income, net	(291)	(606)	(315)	(52.0)%
Other income, net	(6,749)	(545)	6,204	NM(1)
Income before taxes and discontinued operations	$50,398	$34,553	$15,845	45.9%
Income before taxes and discontinued operations as a percentage of revenue	30.1%	23.3%
 (1) Percent change is not meaningful

Revenues for our Completion Fluids & Products Division increased compared to the prior year primarily due to higher European industrial chemical sales volumes, as well as favorable pricing and customer mix. The division also benefited from recent capacity expansions following investments in Brazil, the Gulf of Mexico and the United Kingdom.

Gross profit for our Completion Fluids & Products Division increased compared to the prior year due to increase in revenues. Gross profit as a percentage of revenue for our Completion Fluids & Products division increased primarily due to favorable pricing improvements. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, drilling and completions activity, supply chain challenges and inflationary pressures.

Income before taxes and discontinued operations for our Completion Fluids & Products Division increased compared to the prior year driven by higher gross profit and the $4.7 million cumulative credit for exploration and pre-development costs reimbursable from Saltwerx, partially offset by a $3.5 million increase in general and administrative costs due to higher compensation and short-term incentive expense due to increased activity levels, increased provision for credit loss allowances on trade accounts receivable and higher research and development expenses, as well as a $0.5 million increase in costs associated with the exploratory brine project compared to the prior period.

Water & Flowback Services Division

	Six Months Ended
	June 30,		Period to Period Change
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues	$154,408	$122,761	$31,647	25.8%
Gross profit	24,315	12,676	11,639	91.8%
Gross profit as a percentage of revenue	15.7%	10.3%
General and administrative expense	10,039	10,132	(93)	(0.9)%
General and administrative expense as a percentage of revenue	6.5%	8.3%
Interest expense (income), net	54	(1)	55	NM(1)
Other income, net	(172)	(1,781)	(1,609)	(90.3)%
Income before taxes and discontinued operations	$14,394	$4,326	$10,068	232.7%
Income before taxes and discontinued operations as a percentage of revenue	9.3%	3.5%
 (1) Percent change is not meaningful

Revenues for our Water & Flowback Services Division increased significantly for both water management and production testing due to overall higher customer drilling and completion activity. Customer activity levels have continued to improve, primarily in our North America land business. Revenues have also increased in Latin America due to two early production facilities that began operations in the third quarter of 2022 and a third early production facility that came on line in the second quarter of 2023.

Gross profit for our Water & Flowback Services Division improved substantially from the prior year primarily due to higher revenues resulting from the increased activity levels described above and pricing improvements as activity levels improved and continuous efforts to increase margins through streamlining operations and automation.

Income before taxes and discontinued operations for our Water & Flowback Services Division increased in the current year primarily due to an improvement in the gross profit described above, partially offset by a $0.9 million decrease in foreign exchange gains, and a $0.5 million decrease in gains on asset sales.

Corporate Overhead

	Six Months Ended
	June 30,		Period to Period Change
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$202	$363	$(161)	(44.4)%
Impairments and other charges	777	—	777	100.0%
General and administrative expense	23,654	21,888	1,766	8.1%
Interest expense, net	11,273	7,541	3,732	49.5%
Other (income) expense, net	272	(1,121)	1,393	124.3%
Loss before taxes and discontinued operations	$(36,178)	$(28,671)	$(7,507)	26.2%

Corporate overhead loss before taxes and discontinued operations increased due to a $1.8 million increase in general and administrative expense, and a $3.7 million increase in interest expense, net due to an increase in the interest rate on our Term Credit Agreement and higher borrowings under our ABL Credit Agreement, as well as a $1.4 million decrease in other (income) expense, net and a $0.8 million impairment of our corporate office lease. Corporate general and administrative expenses increased compared to the prior year, primarily due to increased wage and benefit-related expenses driven by higher short and long-term incentive expenses. Other (income) expense, net decreased primarily due to a $1.0 million decrease in unrealized gains related to unit price changes of our investment in CSI Compressco, and a $1.0 million decrease in foreign exchange gains, partially offset by a $0.6 million increase in income from investments.

Non-GAAP Financial Measures

We use U.S. GAAP financial measures such as revenues, gross profit, income (loss) before taxes and discontinued operations, and net cash provided by operating activities, as well as certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures for our business.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before taxes and discontinued operations, excluding impairments, exploration and pre-development costs, certain special, non-recurring or other charges (or credits), interest, depreciation and amortization, income from collaborative arrangement and certain non-cash items such as equity-based compensation expense. The most directly comparable GAAP financial measure is net income (loss) before taxes and discontinued operations. Exploration and pre-development costs represent expenditures incurred to evaluate potential future development of TETRA’s lithium and bromine properties in Arkansas. Such costs include exploratory drilling and associated engineering studies. Income from collaborative arrangement represents the portion of exploration and pre-development costs that are reimbursable by our strategic partner. Exploration and pre-development costs and the associated income from collaborative arrangement are excluded from Adjusted EBITDA because they do not relate to the Company’s current business operations. Adjustments to long-term incentives represent cumulative adjustments to valuation of long-term cash incentive compensation awards that are related to prior years. These costs are excluded from Adjusted EBITDA because they do not relate to the current year and are considered to be outside of normal operations. Long-term incentives are earned over a three-year period and the costs are recorded over the three-year period they are earned. The amounts accrued or incurred are based on a cumulative of the three-year period. Equity-based compensation expense represents compensation that has been or will be paid in equity and is excluded from Adjusted EBITDA because it is a non-cash item.

Adjusted EBITDA is used by management as a supplemental financial measure to assess financial performance, without regard to charges or credits that are considered by management to be outside of its normal operations and without regard to financing methods, capital structure or historical cost basis, and to assess the Company’s ability to incur and service debt and fund capital expenditures.

The following tables reconcile net income (loss) before taxes and discontinued operations to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	June 30, 2023
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(in thousands, except percentages)
Revenue	$98,222	$77,241	$—	$—	$175,463
Net income (loss) before taxes and discontinued operations	31,956	8,014	(12,595)	(6,295)	21,080
Insurance recoveries	(5)	—	—	—	(5)
Impairments and other charges	—	—	777	—	777
Exploration and pre-development costs	2,341	—	—	—	2,341
Adjustment to long-term incentives	—	—	322	—	322
Former CEO stock appreciation right expense	—	—	329	—	329
Transactions and other expenses	—	—	57	—	57
Income from collaborative arrangement	(4,749)	—	—	—	(4,749)
Interest (income) expense, net	104	27	—	5,813	5,944
Depreciation, amortization and accretion	2,193	6,172	—	93	8,458
Equity-based compensation expense	—	—	1,492	—	1,492
Adjusted EBITDA	$31,840	$14,213	$(9,618)	$(389)	$36,046

Adjusted EBITDA as % of revenue	32.4%	18.4%			20.5%

	Three Months Ended
	March 31, 2023
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(in thousands, except percentages)
Revenue	$69,042	$77,167	$—	$—	$146,209
Net income (loss) before taxes and discontinued operations	18,442	6,378	(11,059)	(6,227)	7,534
Insurance recoveries	(2,850)	—	—	—	(2,850)
Exploration and pre-development costs	720	—	—	—	720
Adjustment to long-term incentives	—	—	353	—	353
Interest (income) expense, net	(395)	27	—	5,460	5,092
Depreciation, amortization and accretion	2,052	6,509	—	109	8,670
Equity-based compensation expense	17	—	1,276	—	1,293
Transaction, restructuring and other expenses	—	—	82	—	82
Former CEO stock appreciation right expense	—	—	(307)	—	(307)
Adjusted EBITDA	$17,986	$12,914	$(9,655)	$(658)	$20,587

Adjusted EBITDA as % of revenue	26.1%	16.7%			14.1%

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
Liquidity and Capital Resources

We believe that our capital structure allows us to meet our financial obligations. Our liquidity at the end of the second quarter was $99.0 million. Liquidity is defined as unrestricted cash plus availability under the ABL Credit Agreement, Argentina Credit Facility and Swedish Credit Facility. Information about the terms and covenants of our debt agreements can be found in Note 6 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash are as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Operating activities	$37,357	$23,803
Investing activities	(22,004)	(15,919)
Financing activities	(1,757)	(2,774)

Operating Activities

Consolidated cash flows provided by operating activities increased compared to the first six months of 2022 primarily due to an increase in cash profit and working capital changes.

Investing Activities

Total cash capital expenditures during the first six months of 2023 were $23.3 million, which reflects increased expenditures to accommodate industry-wide activity recoveries as well as traditional front-loading of expected annual expenditures. Our Water & Flowback Services Division spent $16.6 million on capital expenditures, primarily to deploy additional SandStorm units to meet increased demands and to maintain, automate and upgrade its water management and flowback equipment fleet. Water and Flowback Services Division capital expenditures also included expenditures related to construction of the third early production facility in Argentina. Our Completion Fluids & Products Division spent $6.5 million on capital expenditures, primarily investing in additional capacity to support higher projected activity levels in the United States, Latin America and Europe.

Investing activities during the first six months of 2023 and 2022 included $2.9 million and $3.8 million, respectively, of proceeds for insurance settlements from damage to our Lake Charles facility in 2020.

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

During early 2023, we completed an initial economic assessment for a bromine extraction plant. We expect an initial economic assessment to follow in late 2023 for a lithium extraction plant, subject to the progress of early engineering. In June 2023, we entered into the MOU with Saltwerx, an indirect wholly owned subsidiary of a Fortune 500 company, relating to a newly-proposed brine unit in the Smackover Formation in Southwest Arkansas and potential bromine and lithium production from brine produced from the unit. The binding provisions of the MOU provide, among other things, that (i) the Company will file the Application covering the Brine Unit with the AOGC and (ii) Saltwerx will provide a letter to the Company in support of the Application. The MOU also contains provisions effective after, and contingent on, the approval of the Brine Unit by the AOGC, including provisions relating to: (i) initial brine ownership percentages within the Brine Unit, including the bromine and lithium contained in the brine, (ii) the transfer of certain leased acres outside the proposed Brine Unit from us to Saltwerx, (iii) Saltwerx reimbursing us for certain expenses incurred by us to date regarding the development of leased acreage to be included in the Brine Unit, and (vi) an allocation of certain future costs for the drilling of a brine production test well and other development operations, including FEED studies for bromine and lithium production facilities. During the second quarter of 2023, we also contracted a third-party firm to execute a front-end engineering and design study for a lithium production facility. Only upon completion of an indicated resources study, pre-feasibility and/or feasibility study and attainment of capital commitment from either a joint venture partner, governments grants or loans, or other cost-effective sources of capital that will not over-lever the Company, in addition to confirmation of a successful recapitalization of the long-duration zinc-bromide battery storage manufacturers, would we proceed to a final investment decision.

Financing Activities

Our financing activities for the first six months of 2023 include $97.2 million of borrowings and $98.2 million of repayments under the ABL Credit Agreement, Argentina Credit Facility and Swedish Credit Facility, as well as $0.7 million of capital lease payments associated with equipment leased primarily for the early production facilities in Argentina. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

Long-Term Debt

Term Credit Agreement.    The Term Credit Agreement is scheduled to mature on September 10, 2025. Our Term Credit Agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report. As of June 30, 2023, $163.1 million in aggregate principal amount of our Term Credit Agreement is outstanding.

Asset-Based Credit Agreement. As of June 30, 2023, our ABL Credit Agreement provides for a senior secured revolving credit facility of up to $80.0 million, with a $20.0 million accordion. The credit facility is subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable, certain accrued receivables and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, accrued receivables and the value of our inventory, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement. As of June 30, 2023, we had no balance outstanding and $11.5 million in letters of credit and guarantees against our ABL Credit Agreement and availability of $66.6 million, subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement.

Argentina Credit Facility. In January 2023, the Company entered into a revolving credit facility for certain working capital and capital expenditure needs for its subsidiary in Argentina (“Argentina Credit Facility”). As of June 30, 2023, we had $1.9 million outstanding and availability of approximately $0.1 million under the Argentina Credit Agreement. Borrowings bear interest at a rate of 2.50% per annum. The Argentina Credit Facility expires on October 19, 2023 and is backed by a letter of credit under our ABL Credit Agreement.

Swedish Credit Facility. In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden. As of June 30, 2023, we had no balance outstanding and availability of approximately $4.6 million under this agreement. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2023 and the Company intends to renew it annually.

Finland Credit Agreement. In January 2022, the Company also entered into a credit agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of June 30, 2023, there were $1.5 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2024 and the Company intends to renew it annually.

Other Sources and Uses of Cash

In addition to the aforementioned credit facilities, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of June 30, 2023, the market value of our investments in CSI Compressco and Standard Lithium were $6.6 million and $3.6 million, respectively, with no holding restrictions on our ability to monetize our interests. In addition, we are party to agreements in which Standard Lithium has the right to explore for, and an option to acquire the right to produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. We received an additional 400,000 shares of Standard Lithium stock in April 2023 under the terms of this agreement. We also hold an investment in a convertible note issued by CarbonFree valued at $6.3 million as of June 30, 2023.

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

Should additional capital be required, the ability to raise such capital through the issuance of additional debt or equity securities may currently be limited. Instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. If it is necessary to issue additional equity to fund our capital needs, additional dilution of our common stockholders will occur. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transactions are in the best interest of our business. In challenging economic environments, we may experience increased delays and failures by customers to pay our invoices. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity. An increase of unpaid aged receivables would also negatively affect our borrowing availability under the ABL Credit Agreement.

As of June 30, 2023, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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
Commitments and Contingencies

Litigation

For information regarding litigation, see Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements and Part II, “Item 1. Legal Proceedings” in this report.

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

Product and Asset Purchase Obligations

For information on product and asset purchase obligations, see Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
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

These forward-looking statements include statements concerning the inferred mineral resources of lithium and bromine, the potential extraction of lithium and bromine from the leased acreage, the development of the assets including construction of bromine extraction plants, the economic viability thereof, the demand for such resources, and the timing and cost of such activities; the ability to obtain an indicated or measured resources report and an initial economic assessment, indicated or measured resources report, and/or pre-feasibility or feasibility studies regarding our lithium and bromine acreage; statements regarding the Company's beliefs, expectations, plans, goals, future events and performance; and other statements that are not purely historical. With respect to the Company's disclosures of inferred mineral resources, including bromine and lithium carbonate equivalent concentrations, it is uncertain if further exploration will ever result in the estimation of a higher category of mineral resource or a mineral reserve. Inferred mineral resources are considered to have the lowest level of geological confidence of all mineral resources. Investors are cautioned that inferred mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence and as to whether they can be economically or legally commercialized. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. With respect to the Company’s disclosures of the MOU with Saltwerx, it is uncertain about the ability of the parties to successfully negotiate one or more definitive agreements, the future relationship between the parties, the approval of the application and Brine Unit by the AOGC, and the ability to successfully and economically produce lithium and bromine from the Brine Unit.

Management believes that these forward-looking statements are reasonable as and when made. However, investors are cautioned not to place undue reliance on any such forward-looking statements. Such statements speak only as of the date on which they are made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations, forecasts or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our 2022 Annual Report, and those described from time to time in our future reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) SOFR (subject to a 1% floor) plus a margin of 6.25% per annum or (ii) a base rate plus a margin of 5.25% per annum. Borrowings under our ABL Credit Agreement bear interest at an agreed-upon percentage rate spread above SOFR. Borrowings under our Argentina Credit Facility and Swedish Credit Facility bear interest at fixed rates of 2.50% and 2.95%, respectively. The following table sets forth as of June 30, 2023, the principal amount due under our long-term debt obligations and their respective weighted average interest rates. As of June 30, 2023, we had no balance outstanding under our ABL Credit Agreement or Swedish Credit Facility. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

		Interest	June 30, 2023
	Scheduled Maturity	Rate
			(in thousands)
Term Credit Agreement	September 10, 2025	11.40%	$163,072
Argentina Credit Facility	October 19, 2023	2.50%	1,900
TETRA total debt, including current portion			$164,972

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of June 30, 2023, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, the end of the period covered by this quarterly report.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

On May 31, 2022, TETRA filed a demand for arbitration with the American Arbitration Association (“AAA”) under a certain Bromine Requirements Sales Agreement between TETRA and LANXESS Corporation (formerly Chemtura Corporation, “LANXESS”) (the “Sales Agreement”).

Under the Sales Agreement, TETRA agreed to purchase a certain volume of elemental bromine. LANXESS notified TETRA of a proposed non-ordinary course increase to the price of bromine. After lengthy discussions, TETRA and LANXESS were unable to reach an agreement regarding the validity of the proposed price increase; therefore, TETRA filed for arbitration seeking declaratory relief, among other relief, declaring that the proposed price increase is invalid. On September 19, 2022, LANXESS filed a counterclaim with the AAA seeking declaratory relief, among other relief.

On May 25, 2023, TETRA entered into the Third Amendment to Bromine Requirements Sales Agreement (the “Amendment”) with LANXESS. The Amendment has an effective date of April 1, 2023 and was entered into in connection with the entry into a settlement agreement in the Company’s arbitration with LANXESS. The Amendment provides for, among other things, revised volume requirements and related terms. On June 14, 2023, in light of the settlement agreement, and in response to the parties’ stipulated motion to dismiss, the arbitration panel issued an Order of Dismissal, which dismissed all claims in the arbitration with prejudice.

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

As of December 31, 2022, we had United States federal, state, and foreign deferred tax assets associated with net operating loss carryforwards (“NOLs”) equal to approximately $86.2 million, $11.1 million, and $7.8 million, respectively. In those countries and states in which NOLs are subject to an expiration period, our NOLs, if not utilized, will expire at various dates from 2023 through 2042.

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

3.4	Amended and Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
3.5	Second Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
4.1*+	Amendment to Credit Agreement dated June 6, 2023 between TETRA Technologies, Inc., Wilmington Trust, National Association, as Administrative Agent, and the Lenders party thereto.
4.2*+
Fourth Amendment to Credit Agreement dated May 15, 2023 between TETRA Technologies, Inc., TETRA Technologies U.K. Limited, certain Subsidiaries of TETRA party thereto, the other Loan Parties thereto, the Lenders party thereto, Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

4.3
Tax Benefits Preservation Plan dated as of February 28, 2023, between TETRA Technologies, Inc. and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 1, 2023 (SEC File No. 001-13455).

4.4	TETRA Technologies Inc. Second Amended and Restated 2018 Equity Incentive Plan ((incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
10.1+
Third Amendment to Bromine Requirements Sales Agreement between Chemtura Corporation and TETRA Technologies, Inc. dated May 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 31, 2023 (SEC File No. 001-13455)).

10.2*+#	Memorandum of Understanding between TETRA Technologies, Inc. and Saltwerx LLC dated June 19, 2023.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
*    Filed with this report.
**    Furnished with this report.
+     Portions have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv), because the omitted information is both not material and is the type that the Company treats as private or confidential.
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six-month periods ended June 30, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2023 and 2022; (iii) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (iv) Consolidated Statements of Equity for the six-month periods ended June 30, 2023 and 2022 ; (v) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements for the six months ended June 30, 2023.
#    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any such omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	July 31, 2023	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	July 31, 2023	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	July 31, 2023	By:	/s/Richard D. O’Brien
Richard D. O’Brien
Vice President – Finance and Global Controller
Principal Accounting Officer