Form 10-Q
period 2023-09-30
TETRA TECHNOLOGIES INC
filed 2023-10-30
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

 As of October 27, 2023, there were 130,079,173 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product sales	$68,967	$55,494	$230,719	$195,850
Services	82,497	79,518	242,417	209,915
Total revenues	151,464	135,012	473,136	405,765
Cost of revenues:
Cost of product sales	41,410	36,571	139,678	130,916
Cost of services	63,552	60,334	186,424	162,276
Depreciation, amortization, and accretion	8,578	8,634	25,705	24,061
Impairments and other charges	—	—	777	2,262
Insurance recoveries	—	—	(2,850)	(3,750)
Total cost of revenues	113,540	105,539	349,734	315,765
Gross profit	37,924	29,473	123,402	90,000
Exploration and pre-development costs	3,775	936	6,836	3,500
General and administrative expense	23,838	23,833	73,254	68,096
Interest expense, net	5,636	3,999	16,672	10,933
Other income, net	(2,041)	(1,410)	(8,690)	(4,858)
Income before taxes and discontinued operations	6,716	2,115	35,330	12,329
Provision for income taxes	1,248	2,178	5,612	2,899
Income (loss) before discontinued operations	5,468	(63)	29,718	9,430
Income (loss) from discontinued operations, net of taxes	(48)	319	(68)	270
Net income	5,420	256	29,650	9,700
Loss attributable to noncontrolling interests	—	22	25	43
Net income attributable to TETRA stockholders	$5,420	$278	$29,675	$9,743
Basic net income per common share:
Income from continuing operations	$0.04	$0.00	$0.23	$0.08
Net income attributable to TETRA stockholders	$0.04	$0.00	$0.23	$0.08
Weighted average basic shares outstanding	129,777	128,407	129,395	127,890
Diluted net income per common share:
Income from continuing operations	$0.04	$0.00	$0.23	$0.08
Net income attributable to TETRA stockholders	$0.04	$0.00	$0.23	$0.08
Weighted average diluted shares outstanding	132,089	128,407	130,835	129,704

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$5,420	$256	$29,650	$9,700
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2023 and 2022	(2,750)	(3,873)	(284)	(7,095)
Unrealized gain (loss) on investment in CarbonFree	146	(306)	474	(306)
Comprehensive income (loss)	2,816	(3,923)	29,840	2,299
Less: Comprehensive loss attributable to noncontrolling interests	—	22	25	43
Comprehensive income (loss) attributable to TETRA stockholders	$2,816	$(3,901)	$29,865	$2,342

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,826	$13,592
Trade accounts receivable, net of allowances of $508 in 2023 and $538 in 2022	122,900	129,631
Inventories	92,128	72,113
Prepaid expenses and other current assets	21,575	23,112
Total current assets	270,429	238,448
Property, plant, and equipment:
Land and building	23,308	25,723
Machinery and equipment	309,082	318,693
Automobiles and trucks	10,379	11,832
Chemical plants	63,912	63,528
Construction in progress	4,461	7,660
Total property, plant, and equipment	411,142	427,436
Less accumulated depreciation	(305,063)	(325,856)
Net property, plant, and equipment	106,079	101,580
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $49,904 in 2023 and $46,996 in 2022	30,132	32,955
Operating lease right-of-use assets	34,227	33,818
Investments	16,405	14,286
Other assets	15,147	13,279
Total other assets	95,911	94,338
Total assets	$472,419	$434,366

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$50,322	$49,121
Current portion of long-term debt	1,911	3
Compensation and employee benefits	31,090	30,958
Operating lease liabilities, current portion	8,745	7,795
Accrued taxes	10,777	9,913
Accrued liabilities and other	23,281	25,557
Current liabilities associated with discontinued operations	414	920
Total current liabilities	126,540	124,267
Long-term debt, net	156,748	156,455
Operating lease liabilities	28,013	28,108
Asset retirement obligations	14,132	13,671
Deferred income taxes	1,890	2,038
Other liabilities	3,959	3,430
Total long-term liabilities	204,742	203,702
Commitments and contingencies (Note 7)
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at September 30, 2023 and December 31, 2022; 133,217,848 shares issued at September 30, 2023 and 131,800,975 shares issued at December 31, 2022	1,332	1,318
Additional paid-in capital	482,709	477,820
Treasury stock, at cost; 3,138,675 shares held at September 30, 2023 and December 31, 2022	(19,957)	(19,957)
Accumulated other comprehensive loss	(48,873)	(49,063)
Retained deficit	(272,818)	(302,493)
Total TETRA stockholders’ equity	142,393	107,625
Noncontrolling interests	(1,256)	(1,228)
Total equity	141,137	106,397
Total liabilities and equity	$472,419	$434,366

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2022	$1,318	$477,820	$(19,957)	$(48,991)	$(72)	$(302,493)	$(1,228)	$106,397
Net income (loss) for first quarter 2023	—	—	—	—	—	6,040	(7)	6,033
Translation adjustment, net of taxes of $0	—	—	—	1,421	—	—	—	1,421
Other comprehensive income	—	—	—	—	121	—	—	121
Comprehensive income								7,575
Equity-based compensation(1)	—	3,514	—	—	—	—	—	3,514
Other	7	(1,341)	—	—	—	—	1	(1,333)
Balance at March 31, 2023	$1,325	$479,993	$(19,957)	$(47,570)	$49	$(296,453)	$(1,234)	$116,153
Net income (loss) for second quarter 2023	—	—	—	—	—	18,215	(18)	18,197
Translation adjustment, net of taxes of $0	—	—	—	1,045	—	—	—	1,045
Other comprehensive income	—	—	—	—	207	—	—	207
Comprehensive income								19,449
Equity-based compensation	—	1,507	—	—	—	—	—	1,507
Other	2	(52)	—	—	—	—	(2)	(52)
Balance at June 30, 2023	$1,327	$481,448	$(19,957)	$(46,525)	$256	$(278,238)	$(1,254)	$137,057
Net income for third quarter 2023	—	—	—	—	—	5,420	—	5,420
Translation adjustment, net of taxes of $0	—	—	—	(2,750)	—	—	—	(2,750)
Other comprehensive income	—	—	—	—	146	—	—	146
Comprehensive income								2,816
Equity-based compensation	—	1,396	—	—	—	—	—	1,396
Other	5	(135)	—	—	—	—	(2)	(132)
Balance at September 30, 2023	$1,332	$482,709	$(19,957)	$(49,275)	$402	$(272,818)	$(1,256)	$141,137
(1)    Equity-based compensation for the three months ended March 31, 2023 includes $2.3 million for a portion of short-term incentive compensation that was settled through grants of restricted stock units rather than cash.

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2021	$1,301	$475,624	$(19,957)	$(46,932)	$—	$(310,332)	$(1,141)	$98,563
Net income (loss) for first quarter 2022	—	—	—	—	—	7,720	(1)	7,719
Translation adjustment, net of taxes of $0	—	—	—	192	—	—	—	192
Comprehensive income								7,911
Equity compensation expense	—	1,104	—	—	—	—	—	1,104
Other	7	(673)	—	—	—	—	(10)	(676)
Balance at March 31, 2022	$1,308	$476,055	$(19,957)	$(46,740)	$—	$(302,612)	$(1,152)	$106,902
Net income (loss) for second quarter 2022	—	—	—	—	—	1,745	(20)	1,725
Translation adjustment, net of taxes of $0	—	—	—	(3,414)	—	—	—	(3,414)
Comprehensive loss								(1,689)
Equity compensation expense	—	1,159	—	—	—	—	—	1,159
Other	6	(833)	—	—	—	—	(9)	(836)
Balance at June 30, 2022	$1,314	$476,381	$(19,957)	$(50,154)	$—	$(300,867)	$(1,181)	$105,536
Net income (loss) for third quarter 2022	—	—	—	—	—	278	(22)	256
Translation adjustment, net of taxes of $0	—	—	—	(3,873)	—	—	—	(3,873)
Other comprehensive loss	—	—	—	—	(306)	—	—	(306)
Comprehensive loss								(3,923)
Equity compensation expense	—	1,098	—	—	—	—	—	1,098
Other	4	(949)	—	—	—	—	(10)	(955)
Balance at September 30, 2022	$1,318	$476,530	$(19,957)	$(54,027)	$(306)	$(300,589)	$(1,213)	$101,756

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$29,650	$9,700
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	25,705	24,061
Impairment and other charges	777	2,262
Loss on investments	157	159
Equity-based compensation expense	4,199	3,361
Provision for credit losses	190	31
Amortization and expense of financing costs	2,707	2,378
Insurance recoveries associated with damaged equipment	(2,850)	(3,750)
Gain on sale of assets	(432)	(980)
Provision (benefit) for deferred taxes	(805)	(66)
Other non-cash credits	(916)	(359)
Changes in operating assets and liabilities:
Accounts receivable	7,600	(16,661)
Inventories	(19,990)	(5,707)
Prepaid expenses and other current assets	1,313	(3,782)
Trade accounts payable and accrued expenses	2,893	17,069
Other	1,133	(1,768)
Net cash provided by operating activities	51,331	25,948
Investing activities:
Purchases of property, plant, and equipment, net	(30,240)	(32,678)
Proceeds from sale of property, plant, and equipment	658	1,489
Proceeds from insurance recoveries associated with damaged equipment	2,850	3,750
Purchase of investments	(350)	—
Other investing activities	(1,836)	(841)
Net cash used in investing activities	(28,918)	(28,280)
Financing activities:
Proceeds from credit agreements and long-term debt	97,384	1,695
Principal payments on credit agreements and long-term debt	(98,441)	(3,292)
Payments on financing lease obligations	(837)	(1,174)
Net cash used in financing activities	(1,894)	(2,771)
Effect of exchange rate changes on cash	(285)	(1,201)
Increase (decrease) in cash and cash equivalents	20,234	(6,304)
Cash and cash equivalents at beginning of period	13,592	31,551
Cash and cash equivalents at end of period	$33,826	$25,247

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

We are an energy services and solutions company operating on six continents, focused on calcium chloride, completion fluids and associated products and services, comprehensive water management solutions, frac flowback, and production well testing. We were incorporated in Delaware in 1981 and are composed of two segments – Completion Fluids & Products Division and Water & Flowback Services Division. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its subsidiaries on a consolidated basis.

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended September 30, 2023 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2023.

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

Mineral Resources Arrangement

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. We recognized approximately $3.8 million and $6.8 million of expense during the three-month and nine-month periods ended September 30, 2023, respectively, and $0.9 million and $3.5 million of expense during the three-month and nine-month periods ended September 30, 2022, respectively, for exploration and pre-development costs representing expenditures incurred to evaluate potential future development of our lithium and bromine properties in Arkansas. We are also party to agreements whereby Standard Lithium Ltd. (NYSE: SLI) (“Standard Lithium”) has the right to explore for, and an option to acquire the rights to produce and extract, lithium in our Arkansas leases and other potential resources in the Mojave region of California. Standard Lithium delivered a notice to exercise this option to acquire those lithium rights in our Arkansas leases on October 6, 2023.

In June 2023, we entered into a memorandum of understanding (“MOU”) with Saltwerx LLC (“Saltwerx”), an indirect wholly owned subsidiary of a Fortune 500 company, relating to a newly-proposed brine unit in the Smackover Formation in Southwest Arkansas and potential bromine and lithium production from brine produced from the unit. We filed an amended brine unit application (“the Application”) covering approximately 6,138 acres, which expands the size of the unit area and also combines brine acreage that was previously leased by each of TETRA and Saltwerx (“the Brine Unit”), with the Arkansas Oil & Gas Commission (“AOGC”). On September 26, 2023, the AOGC held a public hearing and unanimously approved our application to establish the Brine Unit. On October 17, 2023, the AOGC issued formal orders establishing the Brine Unit and integrating all unleased parties within the Brine Unit, subject to a 60-day statutory election period for each unleased party, to elect whether or not to participate and share in costs of development of the Brine Unit. If no such election is made within the election period, such unleased parties will be deemed integrated within the Brine Unit as described in the formal orders. The MOU includes provisions relating to: (i) initial brine ownership percentages within the Brine Unit, including the bromine and lithium contained in the brine, (ii) the transfer of certain leased acres outside the proposed Brine Unit from the Company to Saltwerx after the expiration of the 60-day election period, (iii) Saltwerx reimbursing the Company for certain expenses incurred by the Company to date regarding the development of leased acreage to be included in the Brine Unit, and (iv) an allocation of certain future costs for the drilling of a brine production test well and other development operations, including front-end engineering and design studies for bromine and lithium production facilities.

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2022 included in our 2022 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the third quarter of 2023.

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

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada, Brazil, and certain of our operations in Mexico, respectively. The United States dollar is the designated functional currency for all of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) losses are included in other (income) expense, net and totaled less than $0.1 million and $0.3 million during the three and nine months ended September 30, 2023, respectively, and $(1.1) million and $(2.7) million during the three and nine months ended September 30, 2022, respectively.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Interest paid	$14,282	$11,578
Income taxes paid	$3,918	$2,525

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued capital expenditures	$1,271	$4,901

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
NOTE 2 – DISCONTINUED OPERATIONS

On March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division, consisting of our Offshore Services and Maritech segments. Our former Offshore Division is reported as discontinued operations for all periods presented. Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of comprehensive income, statements of equity and statements of cash flows combine continuing and discontinued operations. Our loss from discontinued operations for the three and nine months ended September 30, 2023 consists primarily of general and administrative expense associated with our former Offshore Division. A summary of additional financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands, unaudited)

Three Months Ended September 30, 2022
Offshore Services
Major classes of line items constituting income from discontinued operations
General and administrative expense	$510
Pretax loss from discontinued operations	(510)
Pretax gain on disposal of discontinued operations	829
Total pretax income from discontinued operations	319
Income from discontinued operations attributable to TETRA stockholders	$319

	Nine Months Ended September 30, 2022
	Offshore Services	Maritech	Total
Major classes of line items constituting income from discontinued operations
Cost of revenues	$54	$—	$54
General and administrative expense	533	—	533
Other income, net	—	(28)	(28)
Pretax income (loss) from discontinued operations	(587)	28	(559)
Pretax gain on disposal of discontinued operations			829
Total pretax income from discontinued operations			270
Income from discontinued operations attributable to TETRA stockholders			$270

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	September 30, 2023
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
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our contract asset balances, primarily associated with contractual invoicing milestones and/or customer documentation requirements, were $30.7 million and $33.1 million as of September 30, 2023 and December 31, 2022, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. We are also party to agreements whereby Standard Lithium has the right to explore for, and an option to acquire the rights to produce and extract, lithium in our Arkansas leases and other potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Unearned income balances were $4.0 million and $3.7 million as of September 30, 2023 and December 31, 2022, respectively, and vary based on the timing of (i) invoicing, (ii) performance obligations being met and (iii) the receipt of stock and cash from Standard Lithium. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. During the three-month and nine-month periods ended September 30, 2023 and September 30, 2022, contract costs were not significant.

We recognized approximately $1.2 million and $1.6 million of revenue during the three-month and nine-month periods ended September 30, 2023, respectively, and $2.6 million and $1.7 million of revenue during the three-month and nine-month periods ended September 30, 2022, respectively, deferred in unearned income as of the beginning of the period. We also recognized approximately $0.7 million and $2.4 million of income during the three-month and nine-month periods ended September 30, 2023, respectively, and $0.9 million and $2.4 million of income during the three-month and nine-month periods ended September 30, 2022, respectively, related to the Standard Lithium arrangements deferred in unearned income as of the beginning of the period and included in other income, net in our consolidated statements of operations.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 10 - “Industry Segments.” In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Completion Fluids & Products
United States	$36,484	$30,261	$115,167	$103,449
International	36,726	28,902	125,307	103,706
	73,210	59,163	240,474	207,155
Water & Flowback Services
United States	67,877	67,641	204,446	182,059
International	10,377	8,208	28,216	16,551
	78,254	75,849	232,662	198,610
Total Revenue
United States	104,361	97,902	319,613	285,508
International	47,103	37,110	153,523	120,257
	$151,464	$135,012	$473,136	$405,765
NOTE 4 – INVENTORIES

Components of inventories as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Finished goods	$79,689	$60,481
Raw materials	4,313	3,734
Parts and supplies	6,622	6,432
Work in progress	1,504	1,466
Total inventories	$92,128	$72,113

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.

NOTE 5 – INVESTMENTS

Our investments as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Investment in CSI Compressco	$7,228	$6,967
Investment in CarbonFree	6,563	6,139
Investment in Standard Lithium	2,264	1,180
Other investments	350	—
Total Investments	$16,405	$14,286
Following the January 2021 sale of the general partner of CSI Compressco LP (“CSI Compressco”), we continue to own approximately 3.7% of the outstanding CSI Compressco common units (NASDAQ: CCLP) as of September 30, 2023.

We have an intellectual property joint development agreement in place with CarbonFree to evaluate potential new technologies. CarbonFree is a carbon capture company with patented technologies that capture CO2 and mineralize emissions to make commercial, carbon-negative chemicals. In December 2021, we invested $5.0 million in a convertible note issued by CarbonFree. Our exposure to potential losses by CarbonFree is limited to our investments and capitalized and accrued interest associated with the CarbonFree convertible note.

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

See Note 8 - “Fair Value Measurements” for further information.
NOTE 6 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of September 30, 2023 and December 31, 2022 consists of the following:

	Scheduled Maturity	September 30, 2023	December 31, 2022

		(in thousands)
Term Credit Agreement(1)	September 10, 2025	$156,748	$154,570
Asset-Based Credit Agreement(2)	May 31, 2025	—	1,885
Argentina Credit Agreement	October 19, 2023	1,900	—
Swedish Credit Facility	December 31, 2023	11	3
Total debt		158,659	156,458
Less current portion		(1,911)	(3)
Total long-term debt		$156,748	$156,455
(1) Net of unamortized discount of $2.5 million and $3.4 million as of September 30, 2023 and December 31, 2022, respectively, and net of unamortized deferred financing costs of $3.8 million and $5.1 million as of September 30, 2023 and December 31, 2022, respectively.
(2) Net of unamortized deferred financing costs of $1.1 million as of December 31, 2022. Deferred financing costs of $0.7 million as of September 30, 2023 were classified as other long-term assets on the accompanying consolidated balance sheet as there was no outstanding balance on our asset-based credit agreement.

Term Credit Agreement

    As of September 30, 2023, we had $156.7 million outstanding, net of unamortized discounts and unamortized deferred financing costs under our term credit agreement (“Term Credit Agreement”). The Term Credit Agreement requires us to offer to prepay up to 50% of Excess Cash Flow (as defined in the Term Credit Agreement) from the most recent full fiscal year within five business days of filing our Annual Report. If our Leverage Ratio (as defined in the Term Credit Agreement) at year-end is less than 2.00 to 1.00, the prepayment requirement is decreased to 25%. If our Leverage Ratio at year-end is less than 1.50 to 1.00, then no prepayment is required.

The Term Credit Agreement was amended in June 2023 to remove references to LIBOR and Eurodollar rates. Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) SOFR (subject to a 1% floor) plus a margin of 6.25% per annum or (ii) a base rate plus a margin of 5.25% per annum. As of September 30, 2023, the interest rate per annum on borrowings under the Term Credit Agreement is 11.68%. In addition to paying interest on the outstanding principal under the Term Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at the rate of 1.0% per annum, paid quarterly in arrears based on utilization of the commitments under the Term Credit Agreement.

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

ABL Credit Agreement

As of September 30, 2023, our asset-based credit agreement (“ABL Credit Agreement”) provides for a senior secured revolving credit facility of up to $80.0 million, with a $20.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom.

As of September 30, 2023, we had no balance outstanding and $11.5 million in letters of credit and guarantees under our ABL Credit Agreement. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $68.5 million under this agreement.

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

Argentina Credit Agreement

In January 2023, the Company entered into a revolving credit facility for certain working capital and capital expenditure needs for its subsidiary in Argentina (“Argentina Credit Facility”). As of September 30, 2023, we had $1.9 million outstanding and availability of $0.1 million under the Argentina Credit Agreement. Borrowings bear interest at a rate of 2.50% per annum. The Argentina Credit Facility was backed by a letter of credit under our ABL Credit Agreement, and expired and was repaid in October 2023.

Swedish Credit Facility

In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of September 30, 2023, we had a nominal amount outstanding and availability of approximately $4.6 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2023 and the Company intends to renew it annually.

Finland Credit Agreement

In January 2022, the Company also entered into an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of September 30, 2023, there were $1.4 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2024 and the Company intends to renew it annually.

Covenants

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of September 30, 2023, we are in compliance with all covenants under the credit agreements.
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

There have been no other material developments in our legal proceedings during the quarter ended September 30, 2023. For additional discussion of our legal proceedings, please see our 2022 Annual Report and Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of September 30, 2023, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $74.9 million, including $4.0 million for the remainder of 2023, $24.0 million in 2024, $21.9 million in 2025, $15.6 million in 2026, $7.1 million in 2027, and $2.3 million thereafter, extending through 2028.

NOTE 8 – FAIR VALUE MEASUREMENTS

Financial Instruments

Investments

We retained an interest in CSI Compressco representing approximately 3.7% of CSI Compressco’s outstanding common units as of September 30, 2023. In December 2021, we invested in a $5.0 million convertible note issued by CarbonFree. In addition, we receive cash and stock of Standard Lithium under the terms of our arrangements as noted in Note 5 - “Investments.”

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

Our investment in convertible notes issued by CarbonFree is recorded in our consolidated financial statements based on an internal valuation with assistance from a third-party valuation specialist (Level 3 fair value measurement). The valuation is impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings. The convertible note includes an option to convert the note into equity interests issued by CarbonFree. The change in the fair value of the embedded option is included in other (income) expense, net in our consolidated statements of operations. The change in the fair value of the convertible note, excluding the embedded option, is included in other comprehensive income (loss) in our consolidated statements of comprehensive income. The change in our investment in CarbonFree for the nine-month period ended September 30, 2023 is as follows:

Nine Months Ended September 30, 2023
(in thousands)
Balance at beginning of period	$6,139
Change in fair value of embedded option	(50)
Change in fair value of convertible note, excluding embedded option	474
Balance at end of period	$6,563

Recurring fair value measurements by valuation hierarchy as of September 30, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$7,228	$7,228	$—	$—
Investment in CarbonFree	6,563	—	—	6,563
Investment in Standard Lithium	2,264	2,264	—	—
Other investments	350	—	—	350
Total investments	$16,405

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$6,967	$6,967	$—	$—
Investment in CarbonFree	6,139	—	—	6,139
Investment in Standard Lithium	1,180	1,180	—	—
Investments	$14,286

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
NOTE 9 – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Number of weighted average common shares outstanding	129,777	128,407	129,395	127,890
Assumed vesting of equity awards	2,312	—	1,440	1,814
Average diluted shares outstanding	132,089	128,407	130,835	129,704

The average diluted shares outstanding excludes the impact of certain outstanding equity awards of 1.5 million shares for the three-month period ended September 30, 2022 as the inclusion of these shares would have been anti-dilutive due to the net loss from continuing operations recorded during this period.

NOTE 10 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Division and Water & Flowback Services Division.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$68,532	$55,354	$228,415	$195,469
Water & Flowback Services Division	435	140	2,304	381
Consolidated	$68,967	$55,494	$230,719	$195,850

Services
Completion Fluids & Products Division	$4,678	$3,809	$12,059	$11,686
Water & Flowback Services Division	77,819	75,709	230,358	198,229
Consolidated	$82,497	$79,518	$242,417	$209,915

Total revenues
Completion Fluids & Products Division	$73,210	$59,163	$240,474	$207,155
Water & Flowback Services Division	78,254	75,849	232,662	198,610
Consolidated	$151,464	$135,012	$473,136	$405,765

Income (loss) before taxes and discontinued operations
Completion Fluids & Products Division	$16,932	$12,357	$67,330	$46,910
Water & Flowback Services Division	8,475	6,482	22,869	10,808
Interdivision Eliminations	—	3	—	9
Corporate Overhead(1)	(18,691)	(16,727)	(54,869)	(45,398)
Consolidated	$6,716	$2,115	$35,330	$12,329
(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
General and administrative expense	$13,552	$11,968	$37,206	$33,856
Depreciation and amortization	101	165	303	528
Impairments and other charges	—	—	777	—
Interest expense	5,755	4,437	17,029	11,978
Other general corporate (income) expense, net	(717)	157	(446)	(964)
Total	$18,691	$16,727	$54,869	$45,398

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
Business Overview

We are an energy services and solutions company operating on six continents, focused on calcium chloride, completion fluids and associated products and services, comprehensive water management solutions, frac flowback, and production well testing. Calcium chloride is used in the oil and gas industry, and also has broad industrial applications to the agricultural, road, food and beverage and lithium production markets. We are composed of two segments – Completion Fluids & Products Division and Water & Flowback Services Division.

Consolidated revenue for the first nine months of 2023 of $473.1 million reflects a 16.6% increase over the prior year, reflecting growth in international markets and the Gulf of Mexico, as well as a strong second quarter for our Northern Europe industrial chemicals business. Our strong results for the first nine months of 2023 reflect our employees delivering operational and financial excellence in our core businesses while simultaneously advancing our key strategic initiatives. Third-quarter consolidated revenue of $151.5 million reflects a 13.7% decrease following the strong Northern European industrial chemical business seasonal peak in the second quarter.

Completion Fluids & Products Division revenues for the first nine months of 2023 increased 16.1% compared to 2022 as pricing and market share have continued to improve. Completion Fluids & Products Division revenues decreased 25% sequentially, following a new segment record high during the second quarter, including the seasonal peak for our Northern Europe industrial chemicals business. Our offshore results declined compared to the second quarter as projects were completed or shifted into the fourth quarter.

Our Water & Flowback Services revenues remained stable compared to the second quarter of 2023 and improved slightly compared to the prior year, driven primarily by the first two early production facilities in Latin America that became operational in the third quarter of 2022 and the third early production facility which became operational in May 2023. Our growing fleet of TETRA SandStormTM advanced cyclone technology separators also remains at high utilization with continued market penetration and positive pricing progression. Water & Flowback Services margins have continued to improve, reflecting ongoing automation and cost-reduction initiatives.

We are committed to pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. In June 2023, we entered into a memorandum of understanding (“MOU”) with Saltwerx LLC (“Saltwerx”), an indirect wholly owned subsidiary of a Fortune 500 company, relating to a newly-proposed brine unit in the Smackover Formation in Southwest Arkansas and potential bromine and lithium production from brine produced from the unit. We filed an amended brine unit application (the “Application”) covering approximately 6,138 acres, which expands the size of the unit area and also combines brine acreage that was previously leased by each of TETRA and Saltwerx (the “Brine Unit”), with the Arkansas Oil & Gas Commission (“AOGC”). On September 26, 2023, the AOGC held a public hearing and unanimously approved our application to establish the Brine Unit. We completed the evaluation of results from the second exploratory well on our acreage in Arkansas in the third quarter with exceptional results. These results are being used to update the lithium and bromine resource report which we plan to complete and release in the fourth quarter. Additional steps are required before making a decision to develop the bromine assets and include further studies to analyze the resource as well as completion of a pre-feasibility and/or feasibility study.

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

Three months ended September 30, 2023 compared with three months ended June 30, 2023.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2023	2023
	(in thousands, except percentages)
Revenues	$151,464	$175,463	$(23,999)	(13.7)%
Gross profit	37,924	49,155	(11,231)	(22.8)%
Gross profit as a percentage of revenue	25.0%	28.0%
Exploration and pre-development costs	3,775	2,341	1,434	61.3%
General and administrative expense	23,838	26,225	(2,387)	(9.1)%
General and administrative expense as a percentage of revenue	15.7%	14.9%
Interest expense, net	5,636	5,944	(308)	(5.2)%
Other income, net	(2,041)	(6,435)	(4,394)	(68.3)%
Income before taxes and discontinued operations	6,716	21,080	(14,364)	(68.1)%
Income before taxes and discontinued operations as a percentage of revenue	4.4%	12.0%
Provision for income taxes	1,248	2,875	(1,627)	(56.6)%
Income before discontinued operations	5,468	18,205	(12,737)	(70.0)%
Discontinued operations:
Loss from discontinued operations, net of taxes	(48)	(8)	40	500.0%
Net income	5,420	18,197	(12,777)	(70.2)%
Loss attributable to noncontrolling interests	—	18	(18)	100.0%
Net income attributable to TETRA stockholders	$5,420	$18,215	$(12,795)	(70.2)%

Consolidated revenues decreased between the current and previous quarters primarily due to a decrease in overall activity for the Completion Fluids & Products division sales volume from the strong Northern European industrial chemical seasonality impact each year on our results in the second quarter. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit as a percentage of revenue decreased primarily due to our Completion Fluids & Products division lower overall activity levels and margins. See Divisional Comparisons section below for additional discussion.

Consolidated exploration and pre-development costs increased primarily due to costs associated with the lithium front-end engineering and design study and appraisal costs for the second exploratory brine well in Arkansas.

Consolidated general and administrative expenses decreased compared to the prior quarter, primarily due to a $1.3 million decrease in provision for credit losses as a provision established in the second quarter was reversed in the third quarter following improved collections, a $0.4 million decrease in general expenses and a $0.3 million decrease in legal expenses.

Consolidated other income, net, decreased in the current quarter, compared to the prior quarter primarily due to the $2.8 million decrease in credits for exploration and pre-development costs reimbursable from Saltwerx following the cumulative credit in the second quarter, and a $2.0 million increase in unrealized losses from our

Standard Lithium shares received in April 2022 and 2023, partially offset by a $0.5 million increase in unrealized gain due to the change in the unit price of the CSI Compressco common units we own.

Consolidated provision for income tax was $1.2 million during the current quarter, compared to a $2.9 million provision during the prior quarter. Our consolidated effective tax rate for the three months ended September 30, 2023 was 18.6% due to income generated during the quarter, partially offset by the utilization of net operating loss carryforwards in the United States and certain other non-U.S. jurisdictions for which a valuation allowance had been established. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States and certain other non-U.S. jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2023	2023
	(in thousands, except percentages)
Revenues	$73,210	$98,222	$(25,012)	(25.5)%
Gross profit	25,327	37,133	(11,806)	(31.8)%
Gross profit as a percentage of revenue	34.6%	37.8%
Exploration and pre-development costs	3,775	2,341	1,434	61.3%
General and administrative expense	5,829	8,551	(2,722)	(31.8)%
General and administrative expense as a percentage of revenue	8.0%	8.7%
Interest (income) expense, net	(309)	104	(413)	397.1%
Other income, net	(900)	(5,819)	(4,919)	(84.5)%
Income before taxes and discontinued operations	$16,932	$31,956	$(15,024)	(47.0)%
Income before taxes and discontinued operations as a percentage of revenue	23.1%	32.5%

Revenues for our Completion Fluids & Products Division decreased primarily due to decreased volumes for industrial chemical sales following the seasonal uplift in Northern Europe in the prior quarter, as well as timing of customer completion schedules, which resulted in some planned offshore activity pushing from the third to the fourth quarter.

Gross profit for our Completion Fluids & Products Division decreased compared to the prior quarter primarily due to the decline in revenues mentioned above. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Completion Fluids & Products Division exploration and pre-development costs associated with our potential Southwest Arkansas bromine development project increased $1.4 million due to costs associated with the lithium front-end engineering and design study and well appraisal costs. General and administrative expense for the division decreased $2.7 million, primarily due to a $1.3 million decrease in provision for credit losses as a provision established in the second quarter was reversed in the third quarter following improved collections, and a $1.3 million decrease in short-term incentive compensation expense. Other income, net decreased primarily due to the $2.8 million decrease in credits for exploration and pre-development costs from Saltwerx following the cumulative credit in the second quarter, and a $2.0 million increase in unrealized losses from our investment in Standard Lithium shares due to a decline in the share price.

Water & Flowback Services Division

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2023	2023
	(in thousands, except percentages)
Revenues	$78,254	$77,241	$1,013	1.3%
Gross profit	12,697	12,893	(196)	(1.5)%
Gross profit as a percentage of revenue	16.2%	16.7%
General and administrative expense	4,457	5,080	(623)	(12.3)%
General and administrative expense as a percentage of revenue	5.7%	6.6%
Interest expense, net	190	27	163	603.7%
Other (income) expense, net	(425)	(228)	197	(86.4)%
Income before taxes and discontinued operations	$8,475	$8,014	$461	5.8%
Income before taxes and discontinued operations as a percentage of revenue	10.8%	10.4%

Revenues for our Water & Flowback Services Division in the current quarter increased due to continued higher revenues from our early production facilities in Latin America following completion of the third facility in May 2023. The North America onshore business revenue was relatively flat compared to the prior quarter.

Gross profit for our Water & Flowback Services Division remained comparable to the previous quarter. Gross profit as a percentage of revenue also remained comparable reflecting the ongoing margin expansion efforts driven by investments in technology, integration, digitalization and the benefit of our early production facilities in Argentina. While we have seen some signs of softness in certain land segments in the United States, pricing has remained relatively stable for our differentiated products and service offerings.

The Water & Flowback Services Division income before taxes and discontinued operations increased primarily due to a $0.6 million decrease in general and administrative expense primarily due to cost reduction initiatives, partially offset by a $0.2 million increase in interest expense due to borrowings under the Argentina Credit Agreement.

Corporate Overhead

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2023	2023
	(in thousands, except percentages)
Depreciation and amortization	$101	$93	$8	8.6%
Impairments and other charges	—	777	(777)	(100.0)%
General and administrative expense	13,552	12,595	957	7.6%
Interest expense, net	5,755	5,813	(58)	(1.0)%
Other income, net	(717)	(388)	329	84.8%
Loss before taxes and discontinued operations	$(18,691)	$(18,890)	$199	(1.1)%

Corporate overhead loss before taxes and discontinued operations remained comparable to the prior quarter as the $1.0 million increase in general and administrative expense primarily due to higher long-term incentive expenses was substantially offset by the $0.8 million impairment associated with our corporate office lease during the prior quarter.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022.
Consolidated Comparisons

	Nine Months Ended
	September 30,		Period to Period Change
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues	$473,136	$405,765	$67,371	16.6%
Gross profit	123,402	90,000	33,402	37.1%
Gross profit as a percentage of revenue	26.1%	22.2%
Exploration and pre-development costs	6,836	3,500	3,336	95.3%
General and administrative expense	73,254	68,096	5,158	7.6%
General and administrative expense as a percentage of revenue	15.5%	16.8%
Interest expense, net	16,672	10,933	5,739	52.5%
Other income, net	(8,690)	(4,858)	3,832	78.9%
Income before taxes and discontinued operations	35,330	12,329	23,001	186.6%
Income before taxes and discontinued operations as a percentage of revenue	7.5%	3.0%
Provision for income taxes	5,612	2,899	2,713	93.6%
Income before discontinued operations	29,718	9,430	20,288	215.1%
Discontinued operations:
(Income) loss from discontinued operations, net of taxes	(68)	270	338	NM(1)
Net income	29,650	9,700	19,950	205.7%
Loss attributable to noncontrolling interests	25	43	(18)	(41.9)%
Net income attributable to TETRA stockholders	$29,675	$9,743	$19,932	204.6%
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

Consolidated gross profit increased in the current year primarily due to the increase in revenue, partially offset by an increase in costs associated with the higher Water & Flowback Services division activity levels described above. Profit margins for both divisions also improved due to stronger market conditions, a shift to higher-margin projects as well as price improvements and cost reduction initiatives.

Consolidated exploration and pre-development costs increased $3.3 million compared to the prior year primarily due to costs associated with the lithium front-end engineering and design study and drilling and appraisal costs associated with our second exploratory brine well in Arkansas.

Consolidated general and administrative expenses increased compared to the prior year, primarily due to $5.4 million of increased wage and benefit-related expenses driven by divisional headcount additions and higher operational activity levels, as well as higher short and long-term incentive expense, including the impact of the increase in our stock price on long-term incentive awards.

Consolidated interest expense, net, increased in the current year primarily due to an increase in the interest rate on our Term Credit Agreement and increased interest on borrowings under our ABL Credit Agreement and Argentina Credit Agreement.

Consolidated other income, net, increased in the current year, compared to the prior year primarily due to $6.7 million credits for exploration and pre-development costs reimbursable from Saltwerx under the MOU entered in in June 2023, offset by a $3.0 million decrease in foreign exchange gains.

Consolidated provision for income taxes was $5.6 million during the current year, compared to $2.9 million during the prior year. Our consolidated effective tax rate for the current year was 15.9%, compared to 23.5% during the prior year. The increase in our tax provision compared to the prior year was primarily due to the increase in income, while our effective tax rate decreased because a significant portion of the increase in income was in jurisdictions for which we were able to utilize net operating losses for which we had established valuation allowances. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Nine Months Ended
	September 30,		Period to Period Change
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues	$240,474	$207,155	$33,319	16.1%
Gross profit	87,469	66,726	20,743	31.1%
Gross profit as a percentage of revenue	36.4%	32.2%
Exploration and pre-development costs	6,836	3,500	3,336	95.3%
General and administrative expense	21,553	18,517	3,036	16.4%
General and administrative expense as a percentage of revenue	9.0%	8.9%
Interest income, net	(600)	(1,042)	(442)	(42.4)%
Other income, net	(7,650)	(1,159)	6,491	NM(1)
Income before taxes and discontinued operations	$67,330	$46,910	$20,420	43.5%
Income before taxes and discontinued operations as a percentage of revenue	28.0%	22.6%
 (1) Percent change is not meaningful

Revenues for our Completion Fluids & Products Division increased compared to the prior year primarily due to higher European industrial chemical sales volumes, as well as favorable pricing and customer mix. The division also benefited from recent capacity expansions following investments in Brazil, the Gulf of Mexico and the United Kingdom.

Gross profit for our Completion Fluids & Products Division increased compared to the prior year due to an increase in revenues. Gross profit as a percentage of revenue for our Completion Fluids & Products division increased primarily due to favorable pricing improvements. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Income before taxes and discontinued operations for our Completion Fluids & Products Division increased compared to the prior year driven by higher gross profit, $6.7 million of credits for exploration and pre-development costs reimbursable from Saltwerx as well as a $0.4 million decrease in unrealized losses from our investment in Standard Lithium shares, both included in other income, net. These increases were partially offset by a $3.3 million increase in costs associated with the exploratory brine project compared to the prior year; a $3.0 million increase in general and administrative costs due to higher compensation and short-term incentive expense due to increased activity levels and strong results; and a $0.8 million decrease in unrealized gains from the change in fair value of the CarbonFree convertible note embedded option.

Water & Flowback Services Division

	Nine Months Ended
	September 30,		Period to Period Change
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues	$232,662	$198,610	$34,052	17.1%
Gross profit	37,012	23,793	13,219	55.6%
Gross profit as a percentage of revenue	15.9%	12.0%
General and administrative expense	14,496	15,724	(1,228)	(7.8)%
General and administrative expense as a percentage of revenue	6.2%	7.9%
Interest (income) expense, net	243	(3)	246	NM(1)
Other income, net	(596)	(2,736)	(2,140)	(78.2)%
Income before taxes and discontinued operations	$22,869	$10,808	$12,061	111.6%
Income before taxes and discontinued operations as a percentage of revenue	9.8%	5.4%
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

Gross profit for our Water & Flowback Services Division improved substantially from the prior year primarily due to higher revenues resulting from the increased activity levels described above and pricing improvements, and a shift to higher margin projects as well as continuous efforts to increase margins through streamlining operations and automation.

Income before taxes and discontinued operations for our Water & Flowback Services Division increased in the current year primarily due to an improvement in the gross profit described above and a $1.2 million decrease in general and administrative expense from cost reduction initiatives, partially offset by a $1.6 million decrease in foreign exchange gains and a $0.7 million decrease in gains on asset sales.

Corporate Overhead

	Nine Months Ended
	September 30,		Period to Period Change
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$303	$528	$(225)	(42.6)%
Impairments and other charges	777	—	777	100.0%
General and administrative expense	37,206	33,856	3,350	9.9%
Interest expense, net	17,029	11,978	5,051	42.2%
Other income, net	(446)	(964)	518	53.7%
Loss before taxes and discontinued operations	$(54,869)	$(45,398)	$(9,471)	20.9%

Corporate overhead loss before taxes and discontinued operations increased due to a $5.1 million increase in interest expense, net due to an increase in the interest rate on our Term Credit Agreement and higher borrowings under our ABL Credit Agreement, and a $3.4 million increase in general and administrative expense as well as a $0.5 million decrease in other (income) expense, net and a $0.8 million impairment of our corporate office lease. Corporate general and administrative expenses increased compared to the prior year, primarily due to increased wage and benefit-related expenses to support higher activity levels and higher equity-based compensation expense, including the impact of the increase in our stock price. Other (income) expense, net decreased primarily due to a $1.4 million decrease in foreign exchange gains, partially offset by a $0.4 million increase in unrealized gains related to unit price changes of our investment in CSI Compressco.
Non-GAAP Financial Measures

We use U.S. GAAP financial measures such as revenues, gross profit, income (loss) before taxes and discontinued operations, and net cash provided by operating activities, as well as certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures for our business.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before taxes and discontinued operations, excluding impairments, exploration and pre-development costs, certain special, non-recurring or other charges (or credits), interest, depreciation and amortization, income from collaborative arrangement and certain non-cash items such as equity-based compensation expense. The most directly comparable GAAP financial measure is net income (loss) before taxes and discontinued operations. Exploration and pre-development costs represent expenditures incurred to evaluate potential future development of TETRA’s lithium and bromine properties in Arkansas. Such costs include exploratory drilling and associated engineering studies. Income from collaborative arrangement represents the portion of exploration and pre-development costs that are reimbursable by our strategic partner. Exploration and pre-development costs and the associated income from collaborative arrangement are excluded from Adjusted EBITDA because they do not relate to the Company’s current business operations. Adjustments to long-term incentives represent adjustments to valuation of long-term cash incentive compensation awards that are related to prior years. These costs are excluded from Adjusted EBITDA because they do not relate to the current year and are considered to be outside of normal operations. Long-term incentives are earned over a three-year period and the costs are recorded over the three-year period they are earned. The amounts accrued or incurred are based on a cumulative of the three-year period. Equity-based compensation expense represents compensation that has been or will be paid in equity and is excluded from Adjusted EBITDA because it is a non-cash item.

Adjusted EBITDA is used by management as a supplemental financial measure to assess financial performance, without regard to charges or credits that are considered by management to be outside of its normal operations and without regard to financing methods, capital structure or historical cost basis, and to assess the Company’s ability to incur and service debt and fund capital expenditures.

The following tables reconcile net income (loss) before taxes and discontinued operations to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	September 30, 2023
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(in thousands, except percentages)
Revenue	$73,210	$78,254	$—	$—	$151,464
Net income (loss) before taxes and discontinued operations	16,932	8,475	(13,552)	(5,139)	6,716
Insurance recoveries	174	—	—	—	174
Exploration and pre-development costs	3,775	—	—	—	3,775
Adjustment to long-term incentives	—	—	500	—	500
Former CEO stock appreciation right expense	—	—	1,074	—	1,074
Transactions and other expenses	—	—	108	—	108
Income from collaborative arrangement	(1,933)	—	—	—	(1,933)
Interest (income) expense, net	(309)	190	—	5,755	5,636
Depreciation, amortization and accretion	2,301	6,176	—	101	8,578
Equity-based compensation expense	—	—	1,431	—	1,431
Adjusted EBITDA	$20,940	$14,841	$(10,439)	$717	$26,059

Adjusted EBITDA as % of revenue	28.6%	19.0%			17.2%

	Three Months Ended
	June 30, 2023
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(in thousands, except percentages)
Revenue	$98,222	$77,241	$—	$—	$175,463
Net income (loss) before taxes and discontinued operations	31,956	8,014	(12,595)	(6,295)	21,080
Insurance recoveries	(5)	—	—	—	(5)
Impairments and other charges	—	—	777	—	777
Exploration and pre-development costs	2,341	—	—	—	2,341
Adjustment to long-term incentives	—	—	322	—	322
Former CEO stock appreciation right expense	—	—	329	—	329
Transaction and other expenses	—	—	57	—	57
Income from collaborative arrangement	(4,749)	—	—	—	(4,749)
Interest expense, net	104	27	—	5,813	5,944
Depreciation, amortization and accretion	2,193	6,172	—	93	8,458
Equity-based compensation expense	—	—	1,492	—	1,492
Adjusted EBITDA	$31,840	$14,213	$(9,618)	$(389)	$36,046

Adjusted EBITDA as % of revenue	32.4%	18.4%			20.5%

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
Liquidity and Capital Resources

We believe that our capital structure allows us to meet our financial obligations. Our liquidity at the end of the third quarter was $107.0 million. Liquidity is defined as unrestricted cash plus availability under the ABL Credit Agreement, Argentina Credit Facility, and Swedish Credit Facility. Information about the terms and covenants of our debt agreements can be found in Note 6 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash are as follows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Operating activities	$51,331	$25,948
Investing activities	(28,918)	(28,280)
Financing activities	(1,894)	(2,771)

Operating Activities

Consolidated cash flows provided by operating activities increased compared to the first nine months of 2022 primarily due to an increase in cash profit and working capital changes.

Investing Activities

Total cash capital expenditures during the first nine months of 2023 were $30.2 million, which reflects increased expenditures to accommodate industry-wide activity recoveries. Our Water & Flowback Services Division spent $22.0 million on capital expenditures, primarily to deploy additional SandStorm units to meet increased demands and to maintain, automate and upgrade its water management and flowback equipment fleet. Water and Flowback Services Division capital expenditures also included expenditures related to construction of the third early production facility in Argentina. Our Completion Fluids & Products Division spent $7.8 million on capital expenditures, primarily investing in additional capacity to support higher projected activity levels in the United States, Latin America and Europe.

Investing activities during the first nine months of 2023 and 2022 included $2.9 million and $3.8 million, respectively, of proceeds for insurance settlements from damage to our Lake Charles facility in 2020.

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

Lithium and Bromine Inferred Resources

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. With respect to approximately 35,000 acres of that total acreage, we granted Standard Lithium an option to acquire the lithium rights. Standard Lithium delivered a notice to exercise this option to acquire those lithium rights on October 6, 2023. The agreements governing this option contemplate a 2.5% royalty that Standard Lithium would pay us based on gross lithium revenues. A copy of the Option Agreement with certain confidential information redacted is filed as Exhibit 10.1 to this Quarterly Report. Additional information on these inferred resources is described in Part I, “Item 2. Properties” in our 2022 Annual Report.

During early 2023, we completed an initial economic assessment for a bromine extraction plant. We expect an initial economic assessment to follow in early 2024 for a lithium extraction plant, subject to the progress of early engineering. In June 2023, we entered into the MOU with Saltwerx, an indirect wholly owned subsidiary of a Fortune 500 company, relating to a newly-proposed brine unit in the Smackover Formation in Southwest Arkansas and potential bromine and lithium production from brine produced from the unit. We filed an amended Application covering approximately 6,138 acres, which expands the size of the unit area and also combines brine acreage that was previously leased by each of TETRA and Saltwerx, with the AOGC. On September 26, 2023, the AOGC held a public hearing and unanimously approved our application to establish the Brine Unit. On October 17, 2023, the AOGC issued formal orders establishing the Brine Unit and integrating all unleased parties within the Brine Unit, subject to a 60-day statutory election period for each unleased party to elect whether or not to participate and share in costs of development of the Brine Unit. If no such election is made within the election period, such unleased parties will be deemed integrated within the Brine Unit as described in the formal orders. The Brine Unit will cover approximately 6,138 acres combining brine acreage leased by each of us and Saltwerx for development. Under Arkansas law, while bromine can be commercially extracted, the AOGC will need to establish the applicable lithium royalty before we can commercially produce lithium from the Brine Unit.

The MOU includes provisions relating to: (i) initial brine ownership percentages within the Brine Unit, including the bromine and lithium contained in the brine, (ii) the transfer of certain leased acres outside the proposed Brine Unit from us to Saltwerx after the expiration of the 60-day statutory election period, (iii) Saltwerx reimbursing us for certain expenses incurred by us to date regarding the development of leased acreage to be included in the Brine Unit, and (vi) an allocation of certain future costs for the drilling of a brine production test well and other development operations, including front-end engineering and design studies for bromine and lithium production facilities. During the second quarter of 2023, we also contracted a third-party firm to execute a front-end engineering and design study for a lithium production facility. Only upon completion of an indicated resources study, pre-feasibility and/or feasibility study and attainment of capital commitment from either a joint venture partner, governments grants or loans, or other cost-effective sources of capital that will not over-lever the Company, in addition to confirmation of a successful recapitalization of the long-duration zinc-bromide battery storage manufacturers, would we proceed to a final investment decision.

Financing Activities

Our financing activities for the first nine months of 2023 include $97.4 million of borrowings and $98.4 million of repayments under the ABL Credit Agreement, Argentina Credit Facility and Swedish Credit Facility, as well as $0.8 million of capital lease payments associated with equipment leased primarily for the early production facilities in Argentina. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

Long-Term Debt

Term Credit Agreement.    The Term Credit Agreement is scheduled to mature on September 10, 2025. As of September 30, 2023, $163.1 million in aggregate principal amount of our Term Credit Agreement is outstanding. Our Term Credit Agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report. If our Leverage Ratio at year-end is less than 1.50 to 1.00, then no prepayment is required.

Asset-Based Credit Agreement. As of September 30, 2023, our ABL Credit Agreement provides for a senior secured revolving credit facility of up to $80.0 million, with a $20.0 million accordion. The credit facility is subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable, certain accrued receivables and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, accrued receivables and the value of our inventory, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement. As of September 30, 2023, we had no balance outstanding and $11.5 million in letters of credit and guarantees against our ABL Credit Agreement and availability of $68.5 million, subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement.

Argentina Credit Facility. In January 2023, the Company entered into a revolving credit facility for certain working capital and capital expenditure needs for its subsidiary in Argentina (“Argentina Credit Facility”). As of September 30, 2023, we had $1.9 million outstanding and availability of $0.1 million under the Argentina Credit Agreement. Borrowings bear interest at a rate of 2.50% per annum. The Argentina Credit Facility was backed by a letter of credit under our ABL Credit Agreement, and expired and was repaid in October 2023.

Swedish Credit Facility. In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden. As of September 30, 2023, we had a nominal amount outstanding and availability of approximately $4.6 million under this agreement. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2023 and the Company intends to renew it annually.

Finland Credit Agreement. In January 2022, the Company also entered into a credit agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of September 30, 2023, there were $1.4 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2024 and the Company intends to renew it annually.

Other Sources and Uses of Cash

In addition to the aforementioned credit facilities, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of September 30, 2023, the market value of our investments in CSI Compressco and Standard Lithium were $7.2 million and $2.3 million, respectively, with no holding restrictions on our ability to monetize our interests. In addition, we are party to agreements in which Standard Lithium has the right to explore for, and an option to acquire the right to produce and extract lithium in our Arkansas leases as well as additional potential resources, in the Mojave region of California. Standard Lithium exercised its option with respect to our Arkansas leases on October 6, 2023. We also hold an investment in a convertible note issued by CarbonFree valued at $6.6 million as of September 30, 2023.

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

Should additional capital be required, the ability to raise such capital through the issuance of additional debt or equity securities may currently be limited. Instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. If it is necessary to issue additional equity to fund our capital needs, additional dilution of our common stockholders will occur. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transactions are in the best interest of our business. In challenging economic environments, we may experience increased delays and failures by customers to pay our invoices. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity. An increase in unpaid aged receivables would also negatively affect our borrowing availability under the ABL Credit Agreement.

As of September 30, 2023, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

These forward-looking statements include statements concerning the inferred mineral resources of lithium and bromine, the potential extraction of lithium and bromine from the leased acreage, the development of the assets including construction of bromine extraction plants, the economic viability thereof, the demand for such resources, and the timing and cost of such activities; the ability to obtain an indicated or measured resources report and an initial economic assessment, indicated or measured resources report, and/or pre-feasibility or feasibility studies regarding our lithium and bromine acreage; statements regarding the Company's beliefs, expectations, plans, goals, future events and performance; and other statements that are not purely historical. With respect to the Company's disclosures of inferred mineral resources, including bromine and lithium carbonate equivalent concentrations, it is uncertain if further exploration will ever result in the estimation of a higher category of mineral resource or a mineral reserve. Inferred mineral resources are considered to have the lowest level of geological confidence of all mineral resources. Investors are cautioned that inferred mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence and as to whether they can be economically or legally commercialized. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. With respect to the Company’s disclosures of the MOU with Saltwerx, it is uncertain about the ability of the parties to successfully negotiate one or more definitive agreements, the future relationship between the parties, and the ability to successfully and economically produce lithium and bromine from the Brine Unit.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) SOFR (subject to a 1% floor) plus a margin of 6.25% per annum or (ii) a base rate plus a margin of 5.25% per annum. Borrowings under our ABL Credit Agreement bear interest at an agreed-upon percentage rate spread above SOFR. Borrowings under our Argentina Credit Facility and Swedish Credit Facility bear interest at fixed rates of 2.50% and 2.95%, respectively. The following table sets forth as of September 30, 2023, the principal amount due under our long-term debt obligations and their respective weighted average interest rates. As of September 30, 2023, we had no balance outstanding under our ABL Credit Agreement. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

		Interest	September 30, 2023
	Scheduled Maturity	Rate
			(in thousands)
Term Credit Agreement	September 10, 2025	11.68%	$163,071
Asset-Based Credit Agreement	May 31, 2025	8.75%	—
Argentina Credit Facility	October 19, 2023	2.50%	1,900
Swedish Credit Facility	December 31, 2023	2.95%	11
TETRA total debt, including current portion			$164,982

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of September 30, 2023, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, the end of the period covered by this quarterly report.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

For information regarding litigation, see “Item 1. Legal Proceedings” in our 2022 Annual Report, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and Note 7 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Quarterly Report.
Item 1A. Risk Factors.

As of the date of this filing, TETRA and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in our 2022 Annual Report. In addition, we are subject to the following supplemental risk factor.

We may not be able to utilize all or a portion of our net operating loss carryforwards or other tax benefits to offset future taxable income for U.S. federal, state or foreign tax purposes, which could adversely affect our financial position, results of operations and cash flows. We have adopted a Tax Benefits Preservation Plan (the “Tax Plan”) that is designed to protect our Tax Attributes.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, no director or officer of TETRA adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibits:

3.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 1, 2023 (SEC File No. 001-13455).
3.2	Amended and Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
3.3	Second Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
4.1
Tax Benefits Preservation Plan dated as of February 28, 2023, between TETRA Technologies, Inc. and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 1, 2023 (SEC File No. 001-13455).

10.1*+#	Option Agreement dated December 29, 2017 by and among TETRA Technologies, Inc., SWA Lithium LLC (as successor-in-interest to Arkansas Lithium Ltd), and Standard Lithium Ltd.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
*    Filed with this report.
**    Furnished with this report.
+     Portions have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv), because the omitted information is both not material and is the type that the Company treats as private or confidential.
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2023 and 2022; (iii) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (iv) Consolidated Statements of Equity for the nine-month periods ended September 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements for the nine months ended September 30, 2023.
#    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any such omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	October 30, 2023	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	October 30, 2023	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	October 30, 2023	By:	/s/Richard D. O’Brien
Richard D. O’Brien
Vice President – Finance and Global Controller
Principal Accounting Officer