Form 10-K
period 2023-12-31
TETRA TECHNOLOGIES INC
filed 2024-02-27
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the Registrant was $419,135,507 as of June 30, 2023.
As of February 23, 2024, TETRA Technologies, Inc. had 130,414,694 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III information is incorporated by reference to the registrant’s proxy statement for its annual meeting of stockholders to be held
May 21, 2024, to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year.

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
•risks related to the inferred mineral resources of lithium and bromine, the potential extraction of lithium and bromine from the leased acreage, the development of the assets including construction of lithium and bromine extraction plants, the economic viability thereof, the demand for such resources, and the timing and cost of such activities;
•the ability to obtain an initial economic assessment and/or pre-feasibility or feasibility studies regarding our lithium acreage;
•the ability to obtain pre-feasibility or feasibility studies regarding our bromine acreage;
•the ability to obtain a resources report that moves the remaining portion of our bromine and lithium inferred resources to a higher resource or reserve category;
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
•information and operational technology risks, including the risk of cyberattack;
•our health, safety and environmental performance;
•the effects of consolidation on our customers and competitors;
•global or national health concerns, including the outbreak of pandemics or epidemics such as the coronavirus (COVID-19);
•acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current conflict between Russia and Ukraine, the conflict in the Israel-Gaza region and continued hostilities in
i

the Middle East, maritime piracy attacks, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions;
•statements regarding our beliefs, expectations, plans, goals, future events and performance and other statements that are not purely historical; and
•other risks and uncertainties under “Item 1A. Risk Factors” in this Annual Report and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

With respect to our disclosures of measured, indicated and inferred mineral resources, including bromine and lithium carbonate equivalent concentrations, it is unclear whether they will ever be economically developed. Investors are cautioned that mineral resources do not have demonstrated economic value and further exploration may not result in the estimation of a mineral reserve. Further there are a number of uncertainties related to processing lithium, which is an inherently difficult process, including, for example, the development of the technology to do so. Therefore, investors are cautioned not to assume that all or any part of our resources can be economically or legally commercialized. In particular, investors are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. With respect to the Company’s disclosures of the memorandum of understanding with Saltwerx LLC, it is uncertain about the ability of the parties to successfully negotiate one or more definitive agreements, the future relationship between the parties, and the ability to successfully and economically produce lithium and bromine from the Evergreen Brine Unit.

The risks and uncertainties referred to above are generally beyond our control, and we cannot predict all the risks and uncertainties that could cause our actual results to differ from those indicated by the forward-looking statements. If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results may vary from those indicated by the forward-looking statements, and such variances may be material.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements we may make, except as may be required by law.

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Annual Report. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:

•The demand and prices for our products and services are affected by several factors, including the supply, demand, and prices for oil and natural gas.
•We encounter, and expect to continue to encounter, intense competition in the sale of our products and services.
•The profitability of our operations is dependent on other numerous factors beyond our control.
•We hold minority investments in both publicly-traded and privately-held companies. Over time, the fair value of these investments may fluctuate significantly causing volatility in our financial results.
•Changes in the economic environment have resulted, and could further result, in significant impairments of certain of our long-lived assets.
•We are dependent on third-party suppliers for specific products and equipment necessary to provide certain of our products and services.
•We have technological and age-obsolescence risk, both with our products and services as well as with our equipment assets.
•Our operations involve significant operating risks and insurance coverage may not be available or cost-effective.
ii

•We may not be able to economically extract lithium or bromine from the leased acreage in our Arkansas brine leases.
•Failure to effectively and timely execute any of our low carbon energy initiatives could have an adverse effect on our business and financial condition.
•Certain of our operations are seasonal and depend, in part, on weather conditions.
•Severe weather, including named windstorms, and severe winter weather, can cause damage and disruption to our businesses.
•The market price of our common stock has been and may continue to be volatile.
•Our long-term debt agreements contain covenants and other provisions that restrict our ability to take certain actions and may limit our ability to operate or grow our business in the future.
•We may not be able to utilize all or a portion of our net operating loss carryforwards or other tax benefits to offset future taxable income for U.S. federal, state or foreign tax purposes, which could adversely affect our financial position, results of operations and cash flows. We have adopted a Tax Benefits Preservation Plan that is designed to protect our Tax Attributes.
•We have continuing exposure to abandonment and decommissioning obligations associated with oil and gas properties previously owned by Maritech.
•Possible changes in the U.S. Department of Interior’s supplemental bonding and financial assurance requirements may increase our risks associated with the decommissioning obligations pertaining to oil and gas properties previously owned by Maritech.
•We are exposed to significant credit risks.
•Our operating results and cash flows for certain of our subsidiaries are subject to foreign currency risk.
•We are exposed to interest rate risks with regard to our credit facility debt and future refinancing thereof.
•We operate in a highly competitive environment. If we are unable to maintain product and technology leadership, this could adversely affect any competitive advantage we hold.
•Limitations on our ability to obtain, maintain, protect, or enforce our intellectual property rights, including our trade secrets, could cause a loss in revenue and any competitive advantage we hold.
•Third parties may claim that we have infringed upon or otherwise violated their intellectual property rights.
•Our operations are subject to extensive and evolving U.S. and foreign federal, state, and local laws and regulatory requirements that increase our operating costs and expose us to potential fines, penalties, and litigation.
•The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.
•Our operations, and those of our suppliers and customers, are subject to a series of risks arising from climate change.
•Increasing attention to ESG matters and conservation measures may adversely impact our or our customers’ business.
•Our operations in foreign countries expose us to complex regulations and may present us with new obstacles to growth.
•Regulatory initiatives related to hydraulic fracturing in the countries where we and our customers operate could result in operating restrictions or delays in the completion of oil and gas wells that may reduce demand for our services.
•Our proprietary rights may be violated or compromised, which could damage our operations.
•Our operations, reputation, and financial condition may be impaired if our information or operational technology systems fail to perform adequately or if we are the subject of a data breach or cyberattack.
•Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.
iii

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

Our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Senior Financial Officers, Policy on Trading in Company Securities, Audit Committee Charter, Human Capital Management and Compensation Committee Charter, and Nominating, Governance and Sustainability Committee Charter, as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports are all available, free of charge, on our website at www.tetratec.com as soon as practicable after we file the reports with the SEC. Information contained on or connected to our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings with the SEC. The documents referenced above are available in print at no cost to any stockholder who requests them from our Corporate Secretary.

About TETRA

TETRA Technologies, Inc., together with its consolidated subsidiaries, is an energy services and solutions company with operations on six continents focused on developing environmentally conscious services and solutions that help make people’s lives better. In addition to providing products and services to the oil and gas industry and calcium chloride for diverse applications, TETRA is expanding into the low-carbon energy market with chemistry expertise, key mineral acreage, and global infrastructure, helping to meet the demand for sustainable energy in the twenty-first century. We have two reportable segments - Completion Fluids & Products Division and Water & Flowback Services Division.

Our Completion Fluids & Products Division manufactures and markets clear brine fluids (“CBFs”), additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry, and markets TETRA PureFlow an ultra-pure zinc bromide as well as TETRA PureFlow Plus, an ultra-pure zinc bromide/zinc chloride blend; both to several battery technology companies.

Our Water & Flowback Services Division provides onshore oil and gas operators with comprehensive water management services. The Division also provides frac flowback, production well testing, and other associated services in many of the major oil and gas producing regions in the United States, as well as in oil and gas basins in certain countries in Latin America, Europe, and the Middle East.

We continue to pursue a long-term growth strategy that includes expanding our core businesses, domestically and internationally, through the introduction of new technology, organic growth, and accretive acquisitions.

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

    The Completion Fluids & Products Division provides both stock and custom-blended CBFs based on each customer’s specific needs and the proposed application. It provides a broad range of associated CBF services, including: on-site fluids filtration, handling and recycling; wellbore cleanup; custom fluids blending; and fluid management services. The Division’s flagship CBF technology, TETRA CS Neptune are high-density monovalent and divalent fluids that are free of undissolved solids, zinc, priority pollutants, and formate ions. They were developed by TETRA to be environmentally friendly alternatives to traditional zinc bromide high-density completion fluids and environmentally friendly and cost-effective alternatives to cesium formate high-density completion fluids, all of which are used in well completion and workover operations, as well as low-solids reservoir drilling fluids.

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

Our calcium chloride manufacturing facilities are located in the United States and Finland. In the United States, we manufacture liquid calcium chloride products at four manufacturing plant facilities. Liquid and flake calcium chloride are also produced at our Kokkola, Finland plant. We operate our European calcium chloride operations under the names TETRA Chemicals Europe AB and TETRA Chemicals Europe Oy. In the United States, we also manufacture liquid calcium chloride at our facilities in Parkersburg, West Virginia and Lake Charles, Louisiana, and we have two solar evaporation facilities located in San Bernardino County, California, that produce liquid calcium chloride and sodium chloride from underground brine reserves, which are replenished naturally. Our calcium chloride production facilities have a combined production capacity of approximately 1.0 million equivalent liquid tons per year. We also acquire calcium chloride inventory from other producers.

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

We are also pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium resources (including our approximately 40,000 gross acres of brine leases in Arkansas) and technologies (see our disclosures titled “Bromine and Lithium Resources” set forth in Part I, “Item 2. Properties” of this Annual Report), and our leading calcium chloride production capabilities. In May 2021, we signed a memorandum of understanding (“MOU”) with CarbonFree Chemicals Holdings, LLC (“CarbonFree”), a carbon capture company with patented technologies that capture CO2 and mineralize emissions to make commercial, carbon-negative chemicals. Although the MOU expired in May 2022 at the end of its twelve-month term, we have an intellectual property joint development agreement in place with CarbonFree to evaluate potential new technologies. In December 2021, we invested $5.0 million in a convertible note issued by CarbonFree. This was an investment alongside other investors that provided CarbonFree the necessary capital to construct the first SkyCycle facility. We have also reached agreement with CarbonFree on the potential use of a unique solution proposed by TETRA to produce low carbon calcium chloride to support their SkyCycle emissions technology.

In August 2021, we announced completion of a preliminary technical assessment by an independent geological consulting firm to assess lithium and bromine exploration targets in our Southwest Arkansas brine leases. Bromine is a key mineral component in zinc-bromide energy storage systems and our TETRA PureFlow is an ultra-pure zinc bromide, which has been qualified by several battery technology companies. The lithium battery market is a rapidly growing market, affording us the potential opportunity to participate in a meaningful way. In December, 2021, we announced a strategic agreement with Eos Energy Enterprises, Inc. ("Eos") (NASDAQ: EOSE) involving a long-term supply and collaboration agreement to supply our ultra-pure zinc bromide TETRA PureFlow to Eos. TETRA and Eos expect to collaborate for improved battery performance, cost and system life including a solution for the end of a battery’s life using TETRA's extensive experience with reclaiming and recycling zinc bromide. In January 2024, we entered into a preferred supply agreement through December 31, 2027 in which Eos has agreed to purchase 100% of its requirement of zinc bromide products, including TETRA PureFlow zinc bromide, and 75% of its requirement of Eos’ proprietary electrolyte solution from TETRA, and has provided TETRA a right of first refusal prior to entering into a supply agreement for such products from a third-party. In connection with the supply agreement, TETRA was granted a non-exclusive, non-sub-licensable, non-transferable license to Eos’s proprietary electrolyte formula, solely in connection with manufacturing and provision of Eos’ proprietary electrolyte solution to Eos.

We are committed to pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. During 2022, we completed the maiden inferred bromine and lithium brine resource estimation report for our leased acreage in the Smackover Formation in Southwest Arkansas, as well as a front end engineering and design (“FEED”) study for the design of a brine to bromine processing plant, pipeline and related assets. Completion of this FEED study and reservoir analysis were incremental steps for TETRA to complete an initial and preliminary economic analysis. During 2023, we completed a Technical Report Summary (the “Resources Report”) for our 6,138 acre “Evergreen Brine Unit” in Arkansas. The Resources Report included both “measured” and “indicated” resources in addition to the “inferred” category. Further steps are required before making a decision to develop the bromine assets, which may include drilling an additional well or wells, further studies to mature the resource and completion of a pre-feasibility and/or feasibility study.

Water & Flowback Services Division

Our Water & Flowback Services Division provides a wide variety of water management services that support hydraulic fracturing in unconventional well completions for domestic onshore oil and gas operators. These services include fresh and produced water analysis, treatment, and recycling, blending and distribution, storage and pit lining, transfer, engineering, and environmental risk mitigation. The Water & Flowback Services Division’s patented and patent-pending equipment and processes include advanced hydrocyclones for sand management, certain produced- and fresh-water blending technologies, and the TETRA Steel 1200, a lay-flat hose rapid deployment water transfer system. The Water & Flowback Services Division seeks to design sustainable solutions that meet the unique needs of each customer in order to maximize operational performance and efficiency and minimize the use of fresh water. These solutions include tailored “last mile” infrastructure to transfer water around well pads in a safe, efficient, and environmentally responsible manner - which consists of water storage ponds, movable storage tanks, a network of water transfer lines including poly pipe and TETRA Steel lay-flat hose, automated transfer and blending of produced water, and water treatment and recycling systems. These systems include the TETRA SwiftWater Automated Treatment (SWAT) system that chemically treats produced water through a clarification process and the TETRA oil recovery after production technology ORAPT (Orapt™) mobile oil separation system that recovers oil from produced water. Automation has also been deployed across the TETRA water management portfolio, and across TETRA flowback services, to reduce health, safety and environmental risks and enhance reliability and cost-effectiveness.

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

Former Compression Division

Our former Compression Division provided compression services and equipment for natural gas and oil production, gathering, artificial lift, transmission, processing, and storage. Our former Compression Division’s operations were conducted through our partially-owned CSI Compressco LP (“CSI Compressco”) subsidiary. Through one of our former wholly-owned subsidiaries, CSI Compressco GP LLC (f/k/a CSI Compressco GP Inc.) (the “general partner”), we managed and controlled CSI Compressco, and accordingly, we consolidated CSI Compressco’s results of operations in our consolidated results of operations through January 31, 2021. On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan Energy Partners, LP and Energy Holdco, LLC (together, “Spartan”) pursuant to which we sold the general partner of CSI Compressco, including the incentive distribution rights (“IDRs”) in CSI Compressco and approximately 23.1% of the outstanding limited partner interests in CSI Compressco, in exchange for $13.9 million in cash. On December 31, 2023, we held an interest in CSI Compressco consisting of approximately 3.7% of their outstanding common units at that time. Throughout this Annual Report, we refer to the transaction with Spartan as the “GP Sale.” We have reflected the operations of our former Compression Division as discontinued operations for all periods presented. See Note 3 - “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information.

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

To produce calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide at our West Memphis, Arkansas facility, we use bromine, hydrobromic acid, zinc, ammonia water and lime as raw materials. There are multiple sources of zinc that we can use in the production of zinc bromide and zinc calcium bromide. We have a long-term supply agreement with LANXESS, AG (“LANXESS”) under which the Completion Fluids & Products Division purchases its requirements of raw material bromine from LANXESS’ Arkansas bromine production facilities. On May 25, 2023, we entered into the Third Amendment to Bromine Requirements Sales Agreement (the “Amendment”) with LANXESS, which provides for, among other things, revised volume requirements, pricing, and related terms. The Amendment was effective April 1, 2023 and was entered into in connection with the entry into a settlement agreement in the Company’s arbitration with LANXESS. See Note 11 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in this Annual Report for further information.

We have not historically directly purchased any significant volumes of raw materials from Russia, Ukraine, Israel, or the Gaza region. Additionally, we have not historically sold any significant volumes of product to Russia, Ukraine, Israel or, the Gaza region and have discontinued all transactions with customers and suppliers in Russia and Ukraine. However, one of our raw material providers sourced one of their raw materials from Russia or Ukraine.

Because of the ongoing conflict between Russia and Ukraine, during early 2022, we experienced supply constraints with our primary European supplier of certain raw materials. Although this constraint has since resolved, we experienced decreased production volumes of calcium chloride in the first half of 2022. Should we experience similar supply constraints in the future, we may experience future financial impact, the magnitude of which is uncertain.

We currently lease over 40,000 gross acres of brine leases near Magnolia, Arkansas, which contain bromine and lithium. See our disclosures titled “Bromine and Lithium Resources” set forth in Part I, “Item 2. Properties” of this Annual Report. The long-term LANXESS bromine supply agreement discussed above provides a secure supply of bromine to support a majority of the Division’s current manufacturing levels. We do, however, continue to evaluate our strategy related to the Arkansas assets and their future development. In addition, we are party to agreements with Standard Lithium Ltd. (“Standard Lithium”) (NYSE: SLI), under which Standard Lithium has the right to explore, produce and extract lithium and lithium derivatives in a portion of our Arkansas leases located outside of the Evergreen Brine Unit as well as additional potential resources in the Mojave region (San Bernardino County) of California. Standard Lithium delivered a notice to exercise this option to acquire those lithium rights in a portion of our Arkansas leases located outside of the Evergreen Brine Unit on October 6, 2023. See Note 2 - “Basis of Presentation and Significant Accounting Policies” and Note 14 - “Fair Value Measurements” in the Notes to Consolidated Financial Statements for further information.

The Water & Flowback Services Division purchases water management and production testing equipment and components from third-party manufacturers.

Market Overview and Competition

Our operations are highly dependent upon the demand for, and production of, natural gas and oil in the various domestic and international locations in which we operate. Demand for products and services of our Completion Fluids & Products Division remained resilient despite pandemic impacts on commodity prices in 2020. Following a period of depressed commodity prices during 2020, prices experienced significant recoveries beginning in the second half of 2021 and continuing through 2022, but declined slightly during 2023. West Texas Intermediate oil prices declined from an average of $94.90 per barrel during 2022 to an average of $77.58 per barrel during 2023.

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

The Completion Fluids & Products Division’s liquid and dry calcium chloride products have a wide range of uses outside the energy industry. Non-energy market segments where these products are used include water treatment, industrial, food processing, road maintenance, ice melt, agricultural, and consumer products. As part of our low carbon solutions, we produce and provide end users with zinc bromide, used in zinc-bromine batteries and energy storage. We also sell sodium bromide into industrial water treatment markets as a biocide. Most of these markets are highly competitive. In Europe, our Completion Fluids & Products Division’s calcium chloride operations market, distribute, sell or offer to sell calcium chloride products in certain European industries. Our principal competitors in the non-energy related calcium chloride markets include Occidental Chemical Corporation and Vitro Corporation in North America and Nedmag B.V. in Europe.

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

No single customer provided 10% or more of our total consolidated revenues during the years ended December 31, 2023, 2022, or 2021.

Other Business Matters

Human Capital Management

We collaborate as a team to execute for each other, our customers, and our shareholders. As of December 31, 2023, we employed approximately 1,500 people worldwide. None of our U.S. employees are presently covered by a collective bargaining agreement. Our employees outside the U.S. are generally members of labor unions and associations in the countries in which they are employed. We use engagement surveys and exit interviews to, among other things, gauge our employees’ perspective on the company. We ask questions around diversity and inclusion, if employees would consider working for the company again, or if they recommend working for the company. Based on results, we believe that our relations with our employees are good.

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

To ensure our work remains safe and of the highest quality, the Company has a comprehensive health, safety, environment, and quality (“HSEQ”) Management System and program designed to improve the capacity of the organization by controlling worksite risks, developing proper work practices and procedures, and empowering employees with stop-work authority if they observe unsafe conditions, omissions, errors, or actions that could result in safety or environmental incidents, or product and service quality issues. If an incident takes place, we investigate all serious occurrences to determine root causes and implement corrective actions to ensure we expand our capacity to operate safely.

Driving is one of the highest exposure activities that we undertake in our day-to-day operations. We maintain a fleet of DOT and non-DOT vehicles and provide real-time behavior feedback to our drivers via near real-time monitors. Coupled with Journey Management, vehicle selection guidelines, and driver training, we have a comprehensive approach to reducing our driving exposure and incidents.

Proprietary Technology and Trademarks

We own a variety of intellectual property rights, such as patents, trademarks and trade secrets. While we believe that our patents and trade secrets are important to our competitive positions in our businesses, we do not believe any one patent or trade secret is essential to our success.

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

Our operations routinely involve the handling of hydrocarbons and produced water. Hydrocarbons or hazardous and nonhazardous wastes may have been released during our operations, by third parties on wellhead sites where we provide services or store our equipment, or on or under other locations where wastes have been taken for disposal. Although most wastes associated with the exploration, development and production of oil and natural gas are currently exempt from the more stringent hazardous waste regulations under the Resource Conservation and Recovery Act (“RCRA’) and its state analogs, it is possible that some of the material we handle now or may handle in the future may be subject to regulation under RCRA as a hazardous waste. Additionally, we cannot assure you that such materials will not be subject to more stringent requirements or characterized as hazardous wastes in the future. Separately, properties where such hydrocarbons and/or wastes are released or disposed of may be subject to investigatory, remediation, and monitoring requirements under foreign, federal, state, and local environmental laws and regulations. CERCLA and comparable state laws and regulations impose strict, joint, and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of a disposal site where a hazardous substance release occurred and any person that transported, disposed of, or arranged for the transport or disposal of such hazardous substances released at a site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies.

The CAA and its implementing regulations, and comparable state laws and regulations, regulate the emissions of air pollutants from various industrial sources and impose monitoring and reporting requirements. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere. For example, in June 2016, the EPA adopted regulations under its New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants that establish air emission controls for natural gas and natural gas liquids production, processing and transportation activities. These rules establish specific requirements associated with volatile organic compounds and methane emissions from certain hydraulically fractured natural gas wells, production-related wet seal and reciprocating compressors, and pneumatic controllers and storage vessels, and further require that most hydraulically fractured natural gas wells use so-called “green” completions. While the EPA under the Trump Administration finalized rules to rescind or modify certain of these requirements in September 2020, subsequently, the United States Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions, effectively reinstating the prior standards. Separately, in December 2023, EPA finalized a rule that, established more stringent OOOO(b) new source and OOOO(c) first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Under the final rules, operators of affected facilities will have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards under the final rule are generally the same for both new and existing sources, including enhanced leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. The rule also revises requirements for fugitive emissions monitoring and repair, as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events as detected by governmental agencies or qualified third parties, triggering certain investigation and repair requirements, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. Any additional or more stringent regulations that impose new air permitting or pollution control requirements on our equipment could require us to incur material costs.

In accordance with Section 402 of the Clean Water Act, the EPA is authorized to issue National Pollutant Discharge Elimination System (“NPDES”) General Permits to regulate offshore discharges in the Gulf of Mexico which includes Treatment, Completion and Workover (“TCW”) fluids. Our operations include providing services and materials to oil and gas operators for the use of TCW fluids in the Gulf of Mexico. The EPA’s most recent NPDES permits for Region 6 for oil and gas operations in the federal waters of the western and central Gulf of Mexico went into effect on May 11, 2023. The Region 4 permit for the eastern Gulf of Mexico expired January 19, 2023, but the EPA is proposing to reissue the expired permit. This decision is currently pending following an extension of the public comment period to August 2023. The Region 4 permit remains in administratively continued status pending finalization of the reissuance. While the terms of any subsequent NPDES General Permit applicable to our customers’ operations are uncertain at this time, any additional restrictions on oil and gas operation in the Gulf of Mexico under the Clean Water Act, could have an indirect effect on us. In addition, the Clean Water Act, and comparable state laws and regulations thereunder, also prohibit the discharge of pollutants into regulated waters without a permit, including industrial wastewater discharges and storm water runoff, and establish limits on the levels of pollutants contained in such discharges.

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

    Although oil prices steadily rose during 2021 through early 2022, they fell slightly during 2023. West Texas Intermediate oil prices averaged $68.14, $94.90, and $77.58 per barrel during 2021, 2022, and 2023, respectively. Over this same period, U.S. natural gas prices have also been volatile, with the Henry Hub price averaging $3.89, $6.45, and $2.53 per MMBtu during 2021, 2022, and 2023, respectively. The prolonged volatility and low levels of oil and natural gas prices and supply and demand imbalances generate depressed levels of exploration, development, and production activity. If oil and natural gas prices return to levels at or below those experienced during 2020 and 2021 and supply and demand imbalances persist, there would be a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Should current market conditions worsen for an extended period of time, we may be required to record additional asset impairments. Such potential impairment charges could have a material adverse impact on our operating results.

Factors affecting the prices of oil and natural gas include: the level of supply and demand for oil and natural gas, worldwide; governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves; weather conditions, natural disasters, and health or similar issues, such as pandemics or epidemics; worldwide political, military, and economic conditions such as the Russia-Ukraine conflict, the conflict in the Israel-Gaza region and continued hostilities in the Middle East; the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and non-OPEC countries, such as Russia, to set and maintain oil production levels; the levels of oil production in the U.S. and by other non-OPEC countries; oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas; the cost of producing and delivering oil and natural gas; and acceleration of the development of, and demand for, alternative energy sources.

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

Our operating results in general, and gross profit in particular, are determined by market conditions and the products and services we sell in any period. Other factors, such as heightened competition, changes in sales and distribution channels, availability of skilled labor and contract services, shortages in raw materials, or inability to obtain supplies at reasonable prices, may also affect the cost of sales and the fluctuation of gross margin in future periods. Although equipment and materials used in providing our products and services to our customers are normally readily available, market conditions could trigger constraints in the supply chain of certain equipment and raw materials used in providing products and services to our customers. If we experience future supply chain disruptions, or if we experience significant increases in the costs of equipment and materials used in providing our products and services, it could have a material adverse effect on our revenues and profitability.

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

In addition, the United States inflation rate increased in 2021, 2022 and much of 2023. These inflationary pressures have resulted and may in the future result in increases to the costs of our goods, services and labor, which in turn has caused and may cause our capital expenditures and operating costs to rise. To the extent elevated inflation remains, we may experience additional cost increases for our operations, including services, labor costs and equipment if our operating activity increases. If we can’t recover higher costs through higher prices for our services, it would negatively impact our business, financial condition and results of operations.

We hold minority investments in both publicly-traded and privately-held companies. Over time, the fair value of these investments may fluctuate significantly causing volatility in our financial results.

As of December 31, 2023, we hold approximately 3.7% of the outstanding CSI Compressco common units, which had a fair value of $8.5 million. The value of our investment in CSI Compressco may be adversely affected by negative changes in its results of operations, cash flows and financial position, which may occur as a result of the many risks attendant with operating in the compression services industry. In addition, on December 19, 2023, CSI Compressco announced that it had entered into an agreement to be acquired by Kodiak Gas Services, Inc. (“Kodiak”) with Kodiak surviving the merger (the “Kodiak Transaction”). If the Kodiak Transaction closes, our common units in CSI Compressco will be exchanged for Kodiak common stock and the value of our investment in the go-forward company may be adversely affected by negative changes to Kodiak’s results of operations, cash flows and financial position. We are party to agreements in which Standard Lithium has the right to explore, produce and extract Lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. The company receives cash and stock of Standard Lithium under the terms of the arrangements. If we elect to hold Standard Lithium stock received under these agreements, our operating results could be significantly affected by fluctuations in the market value of Standard Lithium stock. As of December 31, 2023, we also hold an investment in a convertible note issued by CarbonFree valued at approximately $6.9 million. This note will be subject to fair value measurement adjustments which will affect our financial results and there can be no assurance that it will ultimately be repaid or converted into equity of CarbonFree.

Changes in the economic environment have resulted, and could further result, in significant impairments of certain of our long-lived assets.

Under U.S. generally accepted accounting principles (“U.S. GAAP”), we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in additional impairments, resulting in decreased earnings. During the three-year period ending December 31, 2023, we recorded a total of $6.4 million of impairments and other charges for certain right-of-use lease assets, inventory and long-lived assets other than goodwill. See Note 6 - “Impairments and other charges” in the Notes to Consolidated Financial Statements for further discussion of impairments. Depressed commodity prices and/or adverse changes in the economic environment could result in a greater decrease in the demand for many of our products and services, which could impact the expected utilization rates of certain of our long-lived assets, including plant facilities, operating locations, and operating equipment.

We are dependent on third-party suppliers for specific products and equipment necessary to provide certain of our products and services.

We sell a variety of CBFs to the oil and gas industry and non-energy markets, including calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, sodium bromide, formate-based brines, and our TETRA CS Neptune fluids, some of which we manufacture and some of which are purchased from third parties. Sales of these products contribute significantly to our revenues. In our manufacture of calcium chloride, we use brines, hydrochloric acid, and other raw materials purchased from third parties. In our manufacture of brominated CBF products, we use elemental bromine, hydrobromic acid, and other raw materials that are purchased from third parties. There are several raw materials for which there are only a limited number of suppliers or a single supplier. For example, we are currently required to purchase all of our requirements of elemental bromine, up to a certain specified maximum and subject to a specified annual minimum, from LANXESS under a long-term supply agreement. To mitigate potential supply constraints, we enter into supply agreements with particular suppliers, including LANXESS. We also evaluate alternative sources of supply to avoid reliance on limited or sole-source suppliers when possible. Although we have long-term supply agreements with LANXESS, there is no assurance that we will have an adequate supply of elemental bromine or the other raw materials required for all of our CBF opportunities, or that such raw materials will be available at reasonable prices. Economic sanctions and other regulations imposed by the United States and other international countries as a result of the conflict involving Russia and Ukraine, Israel and

Gaza region, hostilities in the Middle East, or maritime piracy attacks may disrupt supplies or affect the prices of certain raw materials. Should the conflict in Ukraine or other international locations further escalate, it is difficult to anticipate the extent to which current or future sanctions could increase our costs, disrupt our supplies, reduce our sales or otherwise affect our operations. If we are unable to acquire these raw materials at reasonable prices, or at all, for a prolonged period, our Completion Fluids & Products Division business could be materially and adversely affected.

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

We are subject to operating hazards normally associated with the oilfield service industry, including automobile accidents, fires, explosions, blowouts, formation collapses, mechanical problems, abnormally pressured formations, and environmental accidents. Environmental accidents could include, but are not limited to, oil and produced water spills, gas leaks or ruptures, uncontrollable flows of oil, gas, or well fluids, or discharges of CBFs or toxic gases or other pollutants into the air, soil, water, groundwater, etc. These operating hazards may also include injuries to employees and third parties during the performance of our operations.

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

Our Arkansas brine leases currently contain inferred, indicated and measured resources of lithium and bromine, and we may never convert any of these resources to proven mineral reserves on these properties, or enough of them to justify the decision to engage in the extraction of lithium and/or bromine. While we continue to evaluate the next steps regarding the potential development of our brine leases, we have only very recently completed a technical resources report for our Evergreen Brine Unit, and we are not currently able to determine the economic viability of the extraction of the lithium and bromine from the leased acreage. In addition, the extraction of lithium and bromine from these brine leases will likely require a significant amount of time and capital, which we are not able to estimate at this time and which may not be available to us on acceptable terms or at all. There can be no assurance that any future exploration efforts on these properties will be successful. Prior to producing lithium and bromine from the Evergreen Brine Unit, we must complete a lithium FEED study, a preliminary economic assessment for our lithium acreage, a pre-feasibility and/or feasibility studies for both our bromine and lithium acreage, validate the lithium technologies used, as well as finalize any contractual agreements with our joint venture partner. As a result of these uncertainties, no assurance can be given that any future exploration programs will result in the discovery of commercially viable mineral resources or reserves.

Failure to effectively and timely execute any of our low carbon energy initiatives could have an adverse effect on our business and financial condition.

Our future success may depend on our ability to effectively execute on our low carbon energy initiatives. This strategy depends on our ability to effectively identify, develop, and scale new technologies, expand application of our global infrastructure and chemistry expertise and on the economic viability of the extraction of lithium and bromine from the leased acreage. Furthermore, execution of our low carbon initiatives are subject to a number of permitting, real estate, and project development risks, which could delay, limit, or even prevent the successful execution of these initiatives. Moreover, we cannot guarantee that the low carbon initiatives we may identify will meet the expectations of our various stakeholders. Even if successful, we could face increased costs from our pursuit of low carbon initiatives. For example, the exploration, development and extraction of brine and lithium from our Arkansas brine leases will likely require significant time and capital, and there is no guarantee of a return from these operations. Our low carbon energy initiatives may also depend in part on successful development of partnerships with other companies, such as our partnership and investment in CarbonFree and our MOU and potential joint venture partnership with Saltwerx, and such partners’ execution of their own respective projects and business strategies. If we, or the projects or partners we invest in, fail to execute our low carbon energy initiatives as planned, or if execution of such initiatives requires more time and capital than expected, demand for our technologies, services and mineral assets and consequently, our business, results of operations and financial condition could be adversely affected.

Weather-Related Risks

Certain of our operations are seasonal and depend, in part, on weather conditions. In addition, severe weather, including named windstorms, and severe winter weather, can cause damage and disruption to our businesses.

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

Further, a portion of our operations is susceptible to adverse weather conditions in the Gulf of Mexico, including hurricanes and other extreme weather conditions. Our 2021 results reflect an estimated unfavorable impact of $3.1 million due to the severe weather conditions during February that shut down fracking activity in several of our key markets and negatively impacted the supply chain for our industrial chemicals operations. Even if we do not experience direct damage from storms, we may experience disruptions in our operations, because we are unable to operate or our customers or suppliers may curtail their activities due to damage to their wells, platforms, pipelines, and facilities. From time to time, our onshore operations are also negatively affected by adverse weather conditions, including sustained rain and flooding. Severe weather during the winter may also have a significant impact on natural gas storage levels and reduce drilling activity and other customer activity substantially.

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

During 2023, the closing price for our common stock ranged from a high of $6.54 per share to a low of $2.48 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for companies in industries similar to ours. Some of these fluctuations have been unrelated to operating performance and are attributable, in part, to outside factors such as general economic conditions, including the impact of the COVID-19 pandemic, the ongoing Russia-Ukraine conflict, conflict in the Israel-Gaza region, continued hostilities in the Middle East, maritime piracy attacks, and fear of a global recession. The volatility of our common stock may make it difficult to resell shares of our common stock at attractive prices.

Our long-term debt agreements contain covenants and other provisions that restrict our ability to take certain actions and may limit our ability to operate or grow our business in the future.

As of December 31, 2023, our total long-term debt outstanding of $157.5 million consisted of the carrying amount outstanding under our credit agreement (the “Term Credit Agreement”). We also have availability under our Asset-Based Credit Agreement (the “ABL Credit Agreement”), which we entered into in September 2018, and under our revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”), which was entered into in January 2022. On January 12, 2024, the Company entered into a definitive agreement for a $265.0 million credit facility with a maturity of January 2030, consisting of a $190.0 million funded term loan and a $75.0 million delayed-draw term loan (collectively the “New Term Credit Agreement”) that refinanced the Company’s Term Credit Agreement outstanding as of December 31, 2023 and provided capital to advance the Company’s Arkansas bromine processing project.

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

The New Term Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the Company and certain of its subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, engaging in mergers and other fundamental changes, the making of investments, entering into transactions with affiliates, the payment of dividends and other restricted payments, the prepayment of other indebtedness and the sale of assets. The New Term Credit Agreement also requires the Company to maintain a Leverage Ratio (as defined in the new term loan credit agreement) of not more than 4.0 to 1.0 as of the end of each fiscal quarter and Liquidity (as defined in the New Term Credit Agreement) of not less than $50.0 million at all times.

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

As of December 31, 2023, we had federal, state, and foreign net operating loss carryforwards/carrybacks (“NOLs”) equal to approximately $75.8 million, $10.3 million, and $8.9 million, respectively. In those countries and states in which NOLs are subject to an expiration period, our NOLs, if not utilized, will expire at various dates from 2024 through 2043.

We may be limited in the portion of our NOLs that we can use in the future to offset taxable income for United States, federal, state, and foreign income tax purposes. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured.

Under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation experiences an “ownership change,” any NOLs, losses or deductions attributable to a “net unrealized built-in loss” and other tax attributes (“Tax Attributes”) could be substantially limited, and timing of the usage of such Tax Attributes could be substantially delayed. A corporation generally will experience an ownership change if one or more stockholders (or group of stockholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a testing period (generally, a rolling three-year period). Utilization of our Tax Attributes may be subject to a significant annual limitation as a result of prior or future “ownership changes.” Determining the limitations under Section 382 is technical and highly complex, and no assurance can be given that, upon further analysis, our ability to take advantage of our NOLs or other Tax Attributes will not be limited to a greater extent than we currently anticipate.

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

From 2001 to 2012, our former subsidiary, Maritech Resources, Inc. (“Maritech”), acquired, produced, and operated various oil and gas properties in the Gulf of Mexico and eventually sold of the various oil and gas producing properties in numerous transactions to different buyers. In connection with those sales, the buyers generally assumed the decommissioning liabilities associated with the properties sold (the “Legacy Liabilities”) and generally became the successor operator. In some cases, we provided guaranties of certain liabilities retained by Maritech, and we provided guaranties to the entities which originally sold the properties to Maritech. To the extent that a buyer, or subsequent buyer, of these properties fails to perform the decommissioning work required, Maritech or we may be required to perform operations to satisfy the Legacy Liabilities. Pursuant to a Bonding Agreement entered into as part of the Orinoco transactions (the “Bonding Agreement”), Orinoco provided non-revocable performance bonds in an aggregate amount of $46.8 million to cover the performance by Orinoco and Maritech of the asset retirement obligations of Maritech (the “Initial Bonds”) and agreed to replace the Initial Bonds with other non-revocable performance bonds in the aggregate sum of $47.0 million (collectively, the “Replacement Bonds”). In the event Orinoco does not provide the Replacement Bonds, Orinoco is required to make certain cash escrow payments to us. Significant decommissioning liabilities that were assumed by the buyers of the Maritech properties in these previous sales remain unperformed. If these buyers, or any successor owners of the Maritech properties, are unable to satisfy and extinguish their decommissioning liabilities due to bankruptcy or other liquidity issues, the U.S. Department of the Interior may seek to impose those obligations on Maritech and on us. See Note 11 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further discussion of decommissioning liabilities and the Bonding Agreement. The amount of cash necessary to satisfy these obligations could be significant and, and if Maritech or Orinoco is unable to cover deficiency between any bond payment and the decommissioning liability, our financial condition and results of operations may be negatively affected.

In March 2018, pursuant to a series of transactions, Maritech sold the remaining offshore leases held by Maritech to Orinoco Natural Resources, LLC (“Orinoco”) and, immediately thereafter, we sold all equity interest in Maritech to Orinoco. Under the Maritech Asset Purchase Agreement, Orinoco assumed all of Maritech’s decommissioning liabilities related to the leases conveyed to Orinoco (the “Orinoco Lease Liabilities”) and, under the Maritech Membership Interest Purchase Agreement, Orinoco assumed all other liabilities of Maritech, including the Legacy Liabilities and liabilities pertaining to properties still operated by Maritech, subject to limited exceptions unrelated to the decommissioning liabilities. Under the Bonding Agreement, TETRA received non-revocable performance bonds in an aggregate amount of $46.8 million to cover the performance by Orinoco and Maritech of the asset retirement obligations of Maritech. Our guarantees may still cover these liabilities. Orinoco has failed to replace certain bonds required to be maintained to secure the performance of Maritech’s decommissioning liabilities. Further, Maritech and certain other interest owners have received BSEE decommissioning orders, and from time to time we receive demand notices from third parties related to such corporate guarantees. See Note 11 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further discussion of status of this bond replacement process. If we become liable for decommissioning liabilities and Maritech or Orinoco is unable to cover any deficiency between any bond payment and the decommissioning liability, our financial condition and results of operations may be negatively affected.

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

Although the U.S. Department of the Interior under the Trump Administration ultimately rescinded the 2016 NTL in 2020, the Biden Administration has taken steps to reconsider the changes made by the U.S. Department of the Interior under the Trump Administration. For example, in June 2023, BOEM issued a notice of proposed rulemaking seeking to modify its criteria for determining bonds and financial assurance for offshore oil and gas lessees and other operators, which generally imposes more stringent requirements for waiving supplemental bonding requirements. In August 2023, the public comment period for this proposal was extended, and the rulemaking remains pending. Should the rule be finalized as proposed, or if the Biden Administration were to otherwise re-issue and fully implement guidance or rules analogous to, or more rigorous than, the 2016 NTL, such developments could increase operating costs for lease owners and operators in the Gulf of Mexico and reduce the availability of surety bonds due to the increased demands for such bonds. As a result, there is significant uncertainty surrounding financial assurance obligations for Gulf of Mexico lease owners and operators and for us through the third-party indemnity agreements we have provided for Maritech liabilities to the U.S. Department of the Interior and/or to third parties through our private guarantees.

The U.S. Department of the Interior also recently increased its estimates for decommissioning liabilities in the Gulf of Mexico, causing the potential need for additional supplemental bonding and/or other financial assurances to be dramatically increased. When coupled with the volatile prices of oil and gas, it is difficult to predict the impact of the rule and regulatory changes already promulgated and as may be forthcoming by the U.S. Department of the Interior relating to financial assurance for decommissioning liabilities. Any revisions to the U.S. Department of the Interior’s supplemental bonding process could result in demands for the posting of increased financial assurances by owners and operators in the Gulf of Mexico, including Maritech, Orinoco and the other entities to whom Maritech divested its Gulf of Mexico assets, but such demands cannot be directly placed on us due to the fact that we are only a former parent company of Maritech and are only a guarantor as opposed to an actual lease owner or operator. This may force lease owners and operators of leases and other infrastructure in the Gulf of Mexico to obtain additional surety bonds or other forms of financial assurance, the costs of which could be significant. Moreover, anticipated changes to the bonding and financial assurance program for the Gulf of Mexico could result in the loss of supplemental bonding waivers for a large number of lease owners and operators of infrastructure in the Gulf of Mexico, which could in turn force these owners and operators to seek additional surety bonds which could exceed the surety bond market’s ability to provide such additional financial assurance. Lease owners and operators who have already leveraged their assets could face difficulty obtaining surety bonds because of concerns the surety may have about the priority of their liens on their collateral as well as the creditworthiness of such lease owners and operators. Consequently, anticipated changes to the bonding and financial assurance program could result in additional lease owners and operators in the Gulf of Mexico initiating bankruptcy proceedings, which in turn could result in the U.S. Department of the Interior seeking to impose decommissioning costs on predecessors in interest and providers of third-party indemnity agreements in the event that the current lease owners and/or operators cannot meet their decommissioning obligations. As a result, this could increase the risk that we may be required to step in and satisfy remaining decommissioning liabilities of Maritech and any buyer of the Maritech properties, including Orinoco, through our third-party indemnity agreements and private guarantees, which obligations could be significant and could adversely affect our business, results of operations, financial condition and cash flows.

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

As of December 31, 2023, we had $163.1 million principal outstanding under our Term Credit Agreement and no balance outstanding under our ABL Credit Agreement. In January 2024, the Company entered into a New Term Credit Agreement that refinanced the Term Credit Agreement outstanding as of December 31, 2023 and provided capital to advance the Company’s Arkansas bromine processing project. These credit facilities consist of floating rate loans that bear interest at an agreed upon percentage rate spread above the secured overnight financing rate (“SOFR”) or an alternate base rate. Whenever we have amounts outstanding under these facilities, our cash flows and results of operations will be subject to interest rate risk exposure associated with the debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

Our ABL Credit Agreement is scheduled to mature on May 31, 2025. Our New Term Credit Agreement is scheduled to mature on January 12, 2030. There can be no assurance that financial market conditions or borrowing terms at the times these existing debt agreements are renegotiated will be as favorable as the current terms and interest rates. We may be unable to obtain financing in the future for working capital, capital expenditures, acquisitions, debt service requirements, or other purposes.

Legal, Regulatory, and Political Risks

We operate in a highly competitive environment. If we are unable to maintain product and technology leadership, this could adversely affect any competitive advantage we hold.

The industries in which we operate are highly competitive and rapidly evolving. Our business may be adversely affected if we fail to continue developing and producing innovative products and services in response to changes in the market, including customer and government requirements, or if we fail to deliver such products and services to our customers in a timely and cost-competitive manner. If we are unable to maintain products and services leadership in our industries, our ability to maintain market share, defend, maintain, or increase prices for our products and services, and negotiate acceptable contract terms with our customers could be adversely affected. Furthermore, competing or new technologies may accelerate the obsolescence of our products or services and reduce the value of our intellectual property.

Limitations on our ability to obtain, maintain, protect, or enforce our intellectual property rights, including our trade secrets, could cause a loss in revenue and any competitive advantage we hold.

There can be no assurance that the steps we take to obtain, maintain, protect, and enforce our intellectual property rights will be adequate. Some of our products or services, and the processes we use to produce or provide them, have been granted patent protection, have patent applications pending, or are trade secrets. Our business may be adversely affected when our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied, or our trade secrets are not adequately protected. Our competitors may also be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets.

Our proprietary rights may be violated or compromised, which could damage our operations. In addition, Third parties may claim that we have infringed upon or otherwise violated their intellectual property rights.

We own numerous patents, patent applications, and unpatented trade secret technologies in the U.S. and certain foreign countries. There can be no assurance that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of these rights. In addition, independent third parties may develop competitive or superior technologies.

In addition, the tools, techniques, methodologies, programs, and components we use to provide our services and products may infringe upon or otherwise violate the intellectual property rights of others or be challenged on that basis. Regardless of the merits, any such claims generally result in significant legal and other costs, including reputational harm, and may distract management from running our business. Resolving such claims could increase our costs, including through royalty payments to acquire licenses, if available, from third parties and through the development of replacement technologies. If a license to resolve a claim were not available, we might not be able to continue providing a particular service or product.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level, though recently passed laws such as the IRA 2022 advance numerous climate-related objectives. President Biden has highlighted addressing climate change as a priority of his administration and has issued several executive orders addressing climate change. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implementing GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the Trump Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions, effectively reinstating the prior standards. Additionally, in December 2023, EPA issued a final rule that established more stringent OOOOb new source and OOOOc first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Given the long-term trend toward increasing regulation, further federal GHG regulations of the oil and gas industry remain a significant possibility. For more information, see our disclosures titled “Health, Safety, and Environmental Affairs Regulation” set forth in Item 1 of this Annual Report.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored "Paris Agreement" requires member states to submit non-binding, individually determined reduction goals known as Nationally Determined Contributions (“NDCs”) every five years after 2020. Following President Biden’s executive order in January 2021, the United States rejoined the Paris Agreement and, in April 2021, established a goal of reducing economy wide net GHG emissions 50-52% below 2005 levels by 2030. Additionally, at the 26th Conference of the Parties (“COP26”) in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge; an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. These goals were reaffirmed at COP27 in November 2022, and countries were called upon to accelerate efforts to phase out inefficient fossil fuel subsidies, though no firm commitments or timelines were made. At the 28th Conference of the Parties (“COP28”), the parties signed onto an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity, though no timeline for doing so was set. While non-binding, the agreements coming out of COP28 could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for and increase potential opposition to the production and use of fossil fuels. The full impact of these actions is uncertain at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon us and our customers’ operations.

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

There are also increasing financial risks for companies in the fossil fuel sector as shareholders currently invested in such companies may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In January 2023, the Federal Reserve issued instructions for a pilot climate scenario analysis being undertaken by six of the United States’ largest banks, which is expected to conclude near the end of 2023. Although we cannot predict the effects of these actions, such limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities, which could reduce demand for our products and services. Additionally, the Securities and Exchange Commission published a proposed rule that would require registrants to make climate-related disclosures, including any climate targets and goals, and data on Scope 1 and 2 GHG emissions and, in certain cases, Scope 3. Several states have also enacted or are considering enhanced climate-related disclosure requirements. While we cannot predict the final form or substance of these rules, this may result in additional costs to comply with any such disclosure requirements. Additionally, we cannot predict how financial institutions and investors might consider information disclosed under such rule, and as a result it is possible that we could face increases with respect to the costs of, or restrictions imposed on, our access to capital.

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

Increasing attention to ESG matters and conservation measures may adversely impact our or our customers’ business.

Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor, regulatory and societal expectations regarding voluntary and mandatory ESG-related disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our customers’ products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and reduced access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our customers. To the extent that societal pressures, regulatory, political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. For more information, see our risk factor titled “Our operations, and those of our suppliers and customers, are subject to a series of risks arising from climate change.”

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, certain statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Mandatory ESG-related disclosure is also emerging as an area where we may be, or may become, subject to required disclosures in certain jurisdictions, and any such mandatory disclosures may similarly necessitate the use of hypothetical, projected or estimated data, some of which is not controlled by us and is inherently subject to imprecision. Disclosures reliant upon such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Additionally, we may announce various targets or product and service offerings in an attempt to improve our ESG profile. However, we cannot guarantee that we will be able to meet any such targets or that such targets or offerings will have the intended results on our ESG profile, including but not limited to as a result of unforeseen costs, consequences, or technical difficulties associated with such targets or offerings. Also, despite any voluntary actions, we may receive pressure from certain investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals or policies, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

Furthermore, our reputation, as well as our stakeholder relationships, could be adversely impacted as a result of, among other things, any failure to meet our ESG plans or goals or stakeholder perceptions of statements made by us, our employees and executives, agents, or other third parties or public pressure from investors or policy groups to change our policies. Such statements with respect to ESG matters are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. Moreover, any alleged claims of greenwashing against us or others in our industry may lead to negative sentiment towards our company or industry. To the extent that we are unable to respond timely and appropriately to any negative publicity, our reputation could be harmed. Damage to our overall reputation could have a negative impact on our financial results and require additional resources to rebuild our reputation.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings may be used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

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

Our operations in foreign countries expose us to complex regulations and may present us with new obstacles to growth.

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

Hydraulic fracturing typically is regulated by state oil and gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process in the U.S. For example, the EPA has issued rulemakings under several laws governing hydraulic fracturing activities and disposal of wastes associated with the process. Moreover, the Biden Administration is expected to pursue regulatory initiatives that restrict hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges. President Biden issued an executive order on January 27, 2021, that effectively paused new leasing activities for oil and gas exploration and production on non-Indian federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. Although the federal court for the Western District of Louisiana issued a permanent injunction against the leasing pause, in response to the executive order, the Department of Interior issued a report recommending various changes to the federal leasing program, though many such changes would require Congressional action. However, the Bureau of Land Management proposed a rule in November 2022 that would limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if the Bureau finds that an operator’s methane waste minimization plan is insufficient. Additionally, in July 2023 the Bureau proposed a rule to update the fiscal terms of federal oil and gas leases, increasing fees, rents, royalties, and bonding requirements. The rule would also add new criteria for the Bureau to consider when determining whether to lease nominated land, including the presence of important habitats or wetlands, the presence of historical properties or sacred sites, and recreational use of the land. The Bureau of Land Management anticipates a final action on this proposal in Spring 2024. As a result, we cannot predict the final scope of regulations or restrictions that may apply to oil and gas operations on federal lands and waters. However, any regulations that ban or effectively ban such operations may adversely impact demand for our products and services.

    The United States Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states, including Texas, Oklahoma and New Mexico, have adopted, and other states are considering adopting legal requirements that could impose new or more stringent permitting, public disclosure, or well construction requirements on hydraulic fracturing activities. States could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. For example, from time to time states such as Texas and Oklahoma have suspended permitting for disposal wells in certain areas in response to seismic activity. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted, our customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

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

Our operations, reputation, and financial condition may be impaired if our information or operational technology systems fail to perform adequately or if we are the subject of a data breach or cyberattack.

Our information and operational technology systems are critically important to operating our business. We rely on our information and operational technology systems to manage our business data, communications, supply chain, customer invoicing, employee information, and other business processes. We outsource certain business process functions to third-party providers and similarly rely on these third parties to maintain and store confidential information on their systems. The failure of these information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.

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

However, there can be no assurance that future security breaches will not occur. Our facilities and systems, and those of our third-party service providers, have been and are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, misdirected wire transfers, or other malicious or criminal activities. These threats and incidents may originate from a variety of sources, including hackers, cybercriminals, nation-states, insiders, or other third parties.

Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. Cyberattacks in particular are evolving and have increased in frequency. Cyberattacks are becoming more sophisticated and include, but are not limited to, ransomware attacks, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence) and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance.

We have experienced and expect to continue to experience, cyber security threats and incidents, though as of the date of this Annual Report, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation costs, regulatory fines, remediation costs, and direct costs associated with incident response. No security measure is infallible.

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
Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks

We are reliant on the continuous and uninterrupted operation of our various technology systems. User access to our sites and information technology systems are important elements of our operations, as are cloud security and protection against cyber incidents. In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, proprietary business information, critical operating information, information regarding suppliers, customers and business partners, including certain personally identifiable information. In addition, the information technology infrastructure we use is important to the operation of our business and to our ability to perform day-to-day operations. Industrial control systems now control large-scale processes that can include multiple sites across long distances.

To assess, identify and manage material cybersecurity risks, we have endeavored to implement procedures, standards, and technical controls with the aim of protecting our networks and applications. We use internal and third-party tools and technologies to aid us in seeking to protect our network and internal systems from unauthorized access, intrusion, or disruption, including those described below.

Risk Assessment

Assessments are conducted across our systems, networks, and data infrastructure to identify potential cybersecurity threats and vulnerabilities. These assessments may include one or a combination of penetration testing, security audits, incident response planning, vendor risk assessments, and regulatory compliance assessments. Feedback from our maturity and technical assessments is incorporated into our systems and procedures through upgrades intended to further improve our security posture.

Incident Identification and Response

A monitoring and detection system has been implemented to help identify cybersecurity incidents. Our network activity, logs, and system behavior are monitored for anomalous or unauthorized activity using threat detection technologies. In addition, we have a cross-functional incident response plan, which includes an executive management team, established incident levels, and associated notification procedures, including escalation procedures upon discovery of material cybersecurity risks. We assess and update our security procedures and controls in an effort to address evolving threats and comply with applicable laws and regulations. We perform cybersecurity tabletop exercises to test the effectiveness of our incident response plan and implement post-incident “lessons learned” to enhance our response.

Cybersecurity Training and Awareness

Our cybersecurity program also focuses on providing training and awareness to our employees on cybersecurity best practices. Our training program includes computer-based training sessions assigned to employees and information sharing to educate employees on current cybersecurity-related topics. We also conduct phishing exercises to test and improve our employees’ awareness and response to potential cyber threats.

Access Controls

User access controls are used to limit unauthorized access to sensitive information and critical systems. In addition, we require multi-factor authentication for some, but not all, accounts. Users are provided with access consistent with the principle of least privilege, which requires that users be given no more access than necessary to complete their job functions.

We engage assessors, consultants, auditors, and other third parties in connection with the above processes. We recognize that third-party service providers introduce cybersecurity risks. In an effort to mitigate these risks, we conduct due diligence to evaluate their cybersecurity capabilities. Additionally, we endeavor to include cybersecurity requirements in our contracts with these providers and endeavor to require them to adhere to specific security standards and protocols.

Impact of Risks from Cybersecurity Threats

We have experienced and expect to continue to experience cyber threats and incidents, though as of the date of this Annual Report, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, cybersecurity threats are continually evolving, and the possibility of future cyber incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Board of Directors’ Oversight and Management’s Role

Management is responsible for assessing, identifying, and managing risks from cybersecurity threats. The Company focuses on current and emerging cybersecurity matters. The Company’s cybersecurity processes are led by the Vice President of Information Technology, who reports to the Company’s Chief Financial Officer, including with respect to emerging cybersecurity incidents. They are responsible for implementing cybersecurity policies, programs, procedures, and strategies. To facilitate effective oversight, our Vice President of Information Technology holds discussions on cybersecurity risks, incident trends, and the effectiveness of cybersecurity measures as necessitated by emerging material cyber risks. Our Vice President of Information Technology has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by us.

Our Board of Directors and its Audit Committee oversee risks from cybersecurity threats. The Company’s Vice President of Information Technology or Chief Financial Officer update the Audit Committee on our cybersecurity risk profile typically on a quarterly basis, and review with our Board of Directors at least annually.
Item 2. Properties.

Our facilities consist primarily of our corporate headquarters facility, chemical plants, processing plants and distribution facilities. We believe our facilities are adequate for our present needs. We also hold brine leases on acreage which contains bromine and lithium. The following information describes facilities that we (i) leased or owned and (ii) leased acreage as of December 31, 2023.

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

Bromine and Lithium Resources

Our Completion Fluids & Products Division leases approximately 40,000 gross acres of brine leases in Magnolia, Arkansas, which contain bromine and lithium. This acreage is leased for possible future development and as a source of supply for our bromine and other raw materials. In August 2021, we announced the completion of a technical report for exploration results by an independent geological consulting firm, APEX Geoscience Ltd. to assess existing sampling results regarding lithium and bromine exploration targets in our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas. We have rights to the brine, including rights to the bromine and lithium contained in the brine underlying this acreage, pursuant to certain brine leases and brine deeds with various landowners. With respect to approximately 35,000 gross acres of that total acreage, we had previously entered into an agreement granting Standard Lithium an option to acquire the lithium rights in that acreage located outside of the Evergreen Brine Unit. The agreements governing this option contemplate a 2.5% royalty that Standard Lithium would pay us based on gross lithium revenues. Standard Lithium delivered a notice to exercise this option to acquire lithium rights in the optioned acreage on October 6, 2023.

During the third quarter of 2022, the maiden inferred bromine and lithium brine resource estimation report for our leased acreage in the Smackover Formation in Southwest Arkansas was completed. The report indicated the brine resource underlying the approximately 40,000 gross acres where we hold bromine mineral rights was estimated to contain an inferred resource of 5.25 million short tons of elemental bromine; and the brine resource underlying the approximately 5,000 gross acres where we hold dedicated lithium mineral rights was estimated to contain an inferred resource of 44,000 short tons of elemental lithium. Using an elemental to Lithium Carbonate Equivalent (“LCE”) conversion ratio of 5.323, which is accepted in the industry, the acreage was estimated to contain 234,000 tons of LCE.

In June 2023, we entered into the MOU with Saltwerx, LLC, an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to a newly-proposed brine unit in the Smackover Formation in Southwest Arkansas (the “Evergreen Brine Unit”) and potential bromine and lithium production from brine produced from the unit. We filed an amended unit application with the Arkansas Oil and Gas Commission (AOGC) covering approximately 6,138 acres, which combines brine acreage that is leased by each of TETRA and Saltwerx. On September 26, 2023, the AOGC held a public hearing and unanimously approved our application to establish the Evergreen Brine Unit. On October 17, 2023, the AOGC issued formal orders establishing the Evergreen Brine Unit and integrating all unleased owners within the Evergreen Brine Unit, subject to a 60-day statutory election period for each unleased party to elect whether or not to participate and share in costs of development of the Evergreen Brine Unit. The 60-day statutory election period expired on December 16, 2023 and such unleased parties were deemed integrated within the Evergreen Brine Unit as described in the formal orders. While bromine can be commercially extracted, among other events that must take place before we can commercially produce lithium from the Evergreen Brine Unit, the AOGC will need to establish an agreeable lithium royalty.

The MOU with Saltwerx includes provisions relating to: (i) initial brine ownership percentages within the Evergreen Brine Unit, including the bromine and lithium contained in the brine, (ii) the transfer of certain leased acres outside the proposed Evergreen Brine Unit from us to Saltwerx, (iii) reimbursement by Saltwerx of certain expenses that we incurred for the development of leased acreage to be included in the Evergreen Brine Unit, and (iv) an allocation of certain future costs for the drilling of a brine production test well and other development operations, including front-end engineering and design studies for bromine and lithium production facilities. During the second quarter of 2023, we also contracted a third-party firm to execute a front-end engineering and design (FEED) study for a lithium production facility.

On January 8, 2024, we announced the completion of the Resources Report for our Evergreen Brine Unit in Arkansas. The Resources Report includes both “measured” and “indicated” resources in addition to the “inferred” category. The Resources Report estimated that the Evergreen Brine Unit contains (i) a measured resource, indicated resource and inferred resource of 329,000 tons, 543,000 tons and 541,000 tons of elemental bromine, respectively, and (ii) a measured resource, indicated resource and inferred resource of 32,000 tons, 53,000 tons and 52,000 tons of lithium, respectively. Using an elemental to LCE conversion ratio of 5.323, the acreage is estimated to contain 729,000 tons of LCE. As of January 2024, the market price for lithium is approximately $13,500 per ton and the market price for bromine is approximately $3,400 per metric ton.

The basis for the lithium and bromine resources is that hypersaline formation water, or brine, associated with some of the world’s oilfields and/or geothermal fields contains confined reservoirs, or aquifers, that are known to contain anomalous concentrations of lithium, bromine and other elements of interest. We propose to assess stratigraphically deep (more than 2,250 meters or 7,450 feet below surface) brine from oil and gas aquifers associated with the Late Jurassic Smackover Formation. The brine is currently pumped from the aquifer to the earth’s surface as a wastewater product associated with hydrocarbon production (e.g., oil, gas, and condensate). We expect that we will be able to develop or utilize evolving commercial technologies to economically remove the bromine and lithium from the brine underlying our acreage before the brine is reinjected back down into the subsurface aquifer but whether we will ultimately be able to economically remove the bromine and lithium materials will depend on the outcome of further studies.

The extraction of lithium and bromine from these brine leases would likely require a significant amount of time and capital, which we are not able to estimate at this time. We completed an initial preliminary economic assessment in early 2023 for a bromine extraction plant. We expect an initial economic assessment to follow in the first half of 2024 for a lithium extraction plant, subject to the progress of early engineering. Only upon completion of a pre-feasibility and/or feasibility study and attainment of capital commitment from either a joint venture partner, government grants or loans, or other cost-effective sources of capital that will not over-lever TETRA, in addition to confirmation of a successful recapitalization of the long-duration zinc-bromide battery storage manufacturers, would we proceed to a final investment decision.
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

On May 25, 2023, TETRA entered into the Third Amendment to Bromine Requirements Sales Agreement (the “Amendment”) with LANXESS. The Amendment was effective April 1, 2023 and was entered into in connection with the entry into a settlement agreement in the Company’s arbitration with LANXESS. The Amendment provides for, among other things, revised volume requirements and related terms. On June 14, 2023, in light of the settlement agreement, and in response to the parties’ stipulated motion to dismiss, the arbitration panel issued an Order of Dismissal, which dismissed all claims in the arbitration with prejudice.

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
Item 4. Mine Safety Disclosures.

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “TTI.” As of February 23, 2024, there were approximately 200 holders of record of the common stock. The actual number of holders of our common stock is greater than this number of record holders and includes common stockholders who are beneficial owners but whose shares are held in street name by banks, brokers, and other nominees.

Market Price of Common Stock

The following graph compares the five-year cumulative total returns of our common stock, the Russell 2000 Index (“Russell 2000”), the Philadelphia Oil Service Sector Index (“PHLX Oil Service”) and a Peer Group Total Stock Return (“Peer Group TSR”), assuming $100 invested in each stock, index or group on December 31, 2018, all dividends reinvested, and a fiscal year ending December 31st. The Peer Group consists of Flotek Industries, Inc., Forum Energy Technologies, Inc., Newpark Resources, Inc., Nine Energy Service, Inc., Oil States International, Inc, Patterson-UTI Energy, Inc., Precision Drilling Corporation, RPC, Inc., and Select Energy Services, Inc., with each company equally weighted. The Peer Group includes peer companies selected to measure our relative total shareholder return under our long-term incentive awards and were publicly traded during the entire period of the stock performance graph. This information shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent we specifically incorporate it by reference.

$300
$250
$200
$150
$100
$50
$-
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Tetra Technologies
PHLX Oil Service Sector
Russell 2000
*Peer Group TSR

Securities Authorized for Issuance Under Equity Compensation Plans

For additional information about common stock authorized for issuance under equity compensation plans, see Note 13 - “Equity-Based Compensation and Other” in the Notes to Consolidated Financial Statements.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, no director or officer of TETRA adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to analyze major elements of our consolidated financial statements and provide insight into important areas of management’s focus. This section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included elsewhere in this Annual Report. Statements in the following discussion may include forward-looking statements. These forward-looking statements involve risks and uncertainties. See “Item 1A. Risk Factors” for additional discussion of these factors and risks. For discussion of 2022 compared to 2021, see disclosures titled “Results of Operations” set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023.
Business Overview

We are an energy services and solutions company with operations on six continents focused on developing environmentally conscious services and solutions that help make people’s lives better. Calcium chloride is used in the oil and gas industry, and also has broad industrial applications to the agricultural, road, food and beverage, and lithium production markets. We operate through two reporting segments - Completion Fluids & Products Division and Water & Flowback Services Division.

Completion Fluids & Products Division revenues increased during 2023 as a result of increased completions activity in the Gulf of Mexico and international markets, as well as higher volumes in Europe following resolution of raw materials limitations. As the offshore market continues to improve, our pipeline of TETRA CS Neptune® completion fluid opportunities has continued to grow consistent with deepwater market growth. The division has also benefited from the December 2022 Peacock acquisition in Europe. We have also continued to successfully leverage opportunities to expand integrated services to completion fluids customers.

Our Water & Flowback Services revenues increased compared to the prior year, due to margin expansion efforts driven by investments in technology, integration, digitalization, as well as the benefit of having two early production facilities in Latin America operating the entire year and a third beginning in May 2023. The early production facilities are longer-term, high-margin projects with stable and predictable cash flows. Our fleet of TETRA SandStormTM advanced cyclone technology separators remains at high utilization with continued market penetration and positive pricing progression. Revenue growth was a result of the continued increase in the number of integrated projects and customers, high utilization of SandStorm units and market share gains with private oil and gas operators.

We are committed to pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. In June 2023, we entered into a MOU with Saltwerx, an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to a newly formed Evergreen Brine Unit and potential bromine and lithium production from brine produced from the unit. The MOU with Saltwerx includes provisions relating to: (i) initial brine ownership percentages within the Evergreen Brine Unit, including the bromine and lithium contained in the brine, (ii) the transfer of certain leased acres outside the proposed Evergreen Brine Unit from us to Saltwerx, (iii) reimbursement by Saltwerx of certain expenses that we incurred for the development of leased acreage to be included in the Evergreen Brine Unit, and (iv) an allocation of certain future costs for the drilling of a brine production test well and other development operations, including front-end engineering and design studies for bromine and lithium production facilities. The extraction of lithium and bromine from these brine leases would likely require a significant amount of time and capital, which we are not able to estimate at this time. We completed an initial preliminary economic assessment in early 2023 for a bromine extraction plant. We expect an initial economic assessment to follow in early 2024 for a lithium extraction plant, subject to the progress of early engineering. Only upon completion of a pre-feasibility and/or feasibility study and attainment of capital commitment from either a joint venture partner, governments grants or loans, or other cost-effective sources of capital that will not over-lever TETRA, in addition to confirmation of a successful recapitalization of the long-duration zinc-bromide battery storage manufacturers, would we proceed to a final investment decision.

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

Consolidated Comparisons

	Year Ended December 31,		Period to Period Change
	2023	2022	2023 vs. 2022	% Change
	(In Thousands, Except Percentages)
Revenues	$626,262	$553,213	$73,049	13.2%
Gross profit	153,645	121,111	32,534	26.9%
Gross profit as a percentage of revenue	24.5%	21.9%
Exploration and pre-development costs	12,119	6,635	5,484	82.7%
General and administrative expense	96,590	91,942	4,648	5.1%
General and administrative expense as a percentage of revenue	15.4%	16.6%
Interest expense, net	22,349	15,833	6,516	41.2%
Other income, net	(9,112)	(4,465)	(4,647)	104.1%
Income before taxes and discontinued operations	31,699	11,166	20,533	183.9%
Income before taxes and discontinued operations as a percentage of revenue	5.1%	2.0%
Provision for income taxes	6,220	3,565	2,655	74.5%
Income before discontinued operations	25,479	7,601	17,878	235.2%
Income from discontinued operations, net of taxes	278	195	83	42.6%
Net income	25,757	7,796	17,961	230.4%
Loss attributable to noncontrolling interest	27	43	(16)	(37.2)%
Net income attributable to TETRA stockholders	$25,784	$7,839	$17,945	228.9%

Revenues

Consolidated revenues for 2023 increased compared to the prior year due to higher activity in both our Completion Fluids & Products and Water & Flowback Services divisions, where revenue increased by $39.7 million and $33.4 million, respectively. The increase in our Completion Fluids & Products division is primarily due to an increase in industrial chemicals product pricing and incremental volumes. The increase in our Water & Flowback Services division is primarily from an entire year of operations of the first two early production facilities in Latin America which came on line beginning in the third quarter of 2022 and the third early production facility that came online during the second quarter of 2023.

Gross Profit

Consolidated gross profit as a percentage of revenue increased due to revenue and margin improvements in both our Completion Fluids & Products and Water & Flowback Services divisions. See Divisional Comparisons section below for additional discussion.

Exploration and Pre-Development Costs

Exploration and pre-development costs increased $5.5 million compared to the prior year due to the increased activities surrounding our Arkansas strategic initiatives, which included additional front-end engineering design studies and completing a second exploration test well.

General and Administrative Expense

Consolidated general and administrative expenses increased during 2023 compared to the prior year primarily due to a $5.1 million increase in employee compensation from additional headcount to support higher activity levels as well as merit and inflationary factors, and additional incentive compensation as a result of higher operational margin performance and the impact of increases in the company’s stock price on long-term incentive awards.

Interest Expense, Net

Consolidated interest expense, net, increased in 2023 compared to the prior year primarily due to an increase in the interest rate on our Term Credit Agreement.

Other Income, net

Consolidated other (income) expense, net increased during 2023 compared to the prior year primarily due to a $9.3 million reimbursement from our partner associated with the collaborative arrangement related to our Arkansas resource development opportunity, partially offset by a $4.5 million increase in foreign exchange losses, including the impact of currency volatility in Argentina.

Provision for Income Tax

Our consolidated provision for income taxes during 2023 was primarily attributable to taxes in certain foreign jurisdictions and state taxes. Our consolidated effective tax rate for the year ended December 31, 2023 and December 31, 2022 was 19.6% and 31.9% respectively. The increase in our tax provision compared to the prior year was primarily due to the increase in income before taxes, while our effective tax rate decreased because a significant portion of the increase in income was in jurisdictions for which we were able to utilize net operating losses for which we had established valuation allowances. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are $95.0 million of net operating loss carryforwards that may be available to offset future income tax liabilities in the U.S. as well as in certain international jurisdictions where net operating loss carryforwards exist.
Divisional Comparisons

Completion Fluids & Products Division

	Year Ended December 31,		Period to Period Change
	2023	2022	2023 vs. 2022	% Change
	(In Thousands, Except Percentages)
Revenues	$313,030	$273,373	$39,657	14.5%
Gross profit	107,684	86,718	20,966	24.2%
Gross profit as a percentage of revenue	34.4%	31.7%
Exploration and pre-development costs	12,119	6,635	5,484	82.7%
General and administrative expense	28,003	25,246	2,757	10.9%
General and administrative expense as a percentage of revenue	8.9%	9.2%
Interest (income) expense, net	(647)	(1,346)	699	(51.9)%
Other income, net	(10,104)	(1,183)	(8,921)	754.1%
Income before taxes and discontinued operations	$78,313	$57,366	$20,947	36.5%
Income before taxes and discontinued operations as a percentage of revenue	25.0%	21.0%

Completion Fluids & Products Division revenues increased primarily due to incremental brominated product sales in the United States and Latin America, an increase in European calcium chloride pricing, and higher volumes in Europe as a result of resolution of raw materials limitations as well as the Peacock acquisition in December 2022. Improved market conditions lead to increased demand and volume and contributed to the increase in revenues compared to the prior period. Revenues also increased through leveraging opportunities to expand services to completion fluids customers.

Completion Fluids & Products Division gross profit during 2023 increased compared to the prior year due to higher revenue and margin growth as described above, as well as pricing improvements. Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, market demand for our products and services, drilling and completions activity and commodity prices.

Completion Fluids & Products Division pretax income increased during 2023 compared to the prior year primarily due to the increase in gross profit, along with a $9.3 million increase in other income due to reimbursements from TETRA's partner for the Arkansas resource development, partially offset by the $0.8 million decrease in the unrealized gain on the CarbonFree convertible notes. The increase in gross profit was also offset by a $5.5 million increase in exploration and pre-development costs due to increased activities for our Arkansas strategic initiatives, which included additional front-end engineering design studies and completing a second exploration test well. General and administrative expenses increased primarily due to a $1.9 million increase in employee compensation from additional headcount to support higher activity levels as well as merit and inflationary factors and a $0.5 million increase in professional services.

Water & Flowback Services Division

	Year Ended December 31,		Period to Period Change
	2023	2022	2023 vs. 2022	% Change
	(In Thousands, Except Percentages)
Revenues	$313,232	$279,840	$33,392	11.9%
Gross profit	47,138	35,074	12,064	34.4%
Gross profit as a percentage of revenue	15.0%	12.5%
General and administrative expense	19,452	21,619	(2,167)	(10.0)%
General and administrative expense as a percentage of revenue	6.2%	7.7%
Interest (income) expense, net	205	138	67	48.6%
Other (income) expense, net	1,757	(2,415)	4,172	NM(1)
Income before taxes and discontinued operations	$25,724	$15,732	$9,992	63.5%
Income before taxes and discontinued operations as a percentage of revenue	8.2%	5.6%
 (1) Percent change is not meaningful

Water & Flowback Services Division revenues increased during 2023 compared to the prior year primarily due to improved market conditions. Our growth has been boosted from investments in our SandStorm advanced cyclone technology to significantly expand our fleet and capture market share. In addition, revenue increased from an entire year of operations of three early production facilities in Latin America which came on line beginning in the third quarter of 2022. Revenues also include the sale of one early production facility to the operator in October 2023 for $5.4 million.

The Water & Flowback Services Division gross profit improved primarily due to higher revenues resulting from the increased activity levels described above and pricing improvements as activity levels improved and new projects commenced.

The Water & Flowback Services Division income before taxes increased during 2023 compared to prior year primarily due to the increase in gross profit. In addition, general and administrative expenses decreased primarily due to a $1.0 million decrease in employee compensation expense primarily due to lower short-term incentive compensation, a $0.7 million decrease in general expenses and a $0.7 million decrease in legal expenses. Other (income) expense, net moved from income to expenses due to a $3.9 million swing in foreign exchange losses caused by exchange rate devaluation in Argentina.

Corporate Overhead

	Year Ended December 31,		Period to Period Change
	2023	2022	2023 vs. 2022	% Change
	(In Thousands, Except Percentages)
Depreciation and amortization	$400	$692	$(292)	(42.2)%
General and administrative expense	49,135	45,077	4,058	9.0%
Interest expense, net	22,790	17,041	5,749	33.7%
Impairments and other charges	777	—	777	100.0%
Other (income) expense, net	(763)	(867)	104	(12.0)%
Loss before taxes and discontinued operations	$(72,339)	$(61,943)	$(10,396)	(16.8)%

Corporate Overhead loss before taxes increased during 2023 compared to the prior year primarily due to higher interest expense due to an increase in the interest rate on our Term Credit Agreement, an increase in general administrative expenses primarily due to $4.1 million of increased salary related expense driven by a $2.7 million increase in short and long-term incentive and equity-based compensation expenses, and a $0.8 million impairment of our corporate office lease.
Non-GAAP Financial Measures

We use U.S. GAAP financial measures such as revenues, gross profit, income (loss) before taxes, and net cash provided by operating activities, as well as certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures for our business.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before taxes and discontinued operations, excluding impairments, exploration and pre-development costs, certain special, non-recurring or other charges (or credits), interest, depreciation and amortization, income from collaborative arrangement and certain non-cash items such as equity-based compensation expense. The most directly comparable GAAP financial measure is net income (loss) before taxes and discontinued operations. Exploration and pre-development costs represent expenditures incurred to evaluate potential future development of TETRA’s lithium and bromine properties in Arkansas. Such costs include exploratory drilling and associated engineering studies. Income from collaborative arrangement represents the portion of exploration and pre-development costs that are reimbursable by our strategic partner. Exploration and pre-development costs, net of the associated income from collaborative arrangement are excluded from Adjusted EBITDA because they do not relate to the Company’s current business operations. Adjustments to long-term incentives represent adjustments to valuation of long-term cash incentive compensation awards that are related to prior years. These costs are excluded from Adjusted EBITDA because they do not relate to the current year and are considered to be outside of normal operations. Long-term incentives are earned over a three-year period and the costs are recorded over the three-year period they are earned. The amounts accrued or incurred are based on a cumulative of the three-year period. Equity-based compensation expense represents compensation that has been or will be paid in equity and is excluded from Adjusted EBITDA because it is a non-cash item.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Year Ended
	December 31, 2023
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(In Thousands, Except Percents)
Revenue	$313,030	$313,232	$—	$—	$626,262
Net income (loss) before taxes and discontinued operations	78,314	25,724	(49,135)	(23,204)	31,699
Insurance recoveries, net of related expenditures	(2,678)	—	—	—	(2,678)
Impairments and other charges	2,189	—	777	—	2,966
Exploration, pre-development costs and collaborative arrangements	2,838	—	—	—	2,838
Adjustment to long-term incentives	—	—	1,526	—	1,526
Former CEO stock appreciation right expense	—	—	237	—	237
Transaction, restructuring and other expenses	—	—	502	—	502
Unusual foreign exchange loss	—	2,444	—	—	2,444
Interest expense, net	(647)	205	—	22,791	22,349
Depreciation, amortization and accretion	9,053	24,876	—	400	34,329
Equity-based compensation expense	—	—	10,622	—	10,622
Adjusted EBITDA	$89,069	$53,249	$(35,471)	$(13)	$106,834

Adjusted EBITDA as % of revenue	28.5%	17.0%			17.1%

	Year Ended
	December 31, 2022
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(In Thousands, Except Percents)
Revenue	$273,373	$279,840	$—	$—	$553,213
Net income (loss) before taxes and discontinued operations	57,366	15,732	(45,077)	(16,855)	$11,166
Insurance recoveries	(3,750)	—	—	—	(3,750)
Impairments and other charges	562	2,242	—	—	2,804
Exploration and pre-development costs	6,635	—	—	—	6,635
Adjustment to long-term incentives	—	—	4,277	—	4,277
Former CEO stock appreciation right expense	—	—	233	—	233
Transaction, restructuring and other expenses	576	638	—	—	1,214
Interest expense, net	(1,346)	138	—	17,041	15,833
Depreciation, amortization and accretion	7,455	24,683	—	681	32,819
Equity-based compensation expense	—	—	6,880	—	6,880
Adjusted EBITDA	$67,498	$43,433	$(33,687)	$867	$78,111

Adjusted EBITDA as % of revenue	24.7%	15.5%			14.1%
Liquidity and Capital Resources

    We believe that our capital structure allows us to meet our financial obligations and fund future growth as needed, despite uncertain operating conditions and financial markets. Our liquidity at the end of the fourth quarter of 2023 was $126.3 million consisting of $52.5 million of unrestricted cash plus $73.8 million of availability under our credit agreements. Liquidity is defined as unrestricted cash plus availability under our revolving credit facilities.

    Our consolidated sources and uses of cash for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
	(In Thousands)
Operating activities	$70,206	$18,957
Investing activities	$(27,027)	$(36,504)
Financing activities	$(4,663)	$40

Operating Activities

Consolidated cash flows provided by operating activities totaled $70.2 million during 2023 compared to $19.0 million during the prior year, an increase of $51.2 million. Operating cash flows increased compared to the prior year primarily due to increased activity levels and higher consolidated margins from changes in product mix, as well as the effect of working capital movements. We continue to monitor customer credit risk in the current environment and focus on serving larger capitalized oil and gas operators and national oil companies.

Investing Activities

Total cash capital expenditures during 2023 were $38.2 million. Our Water & Flowback Services Division spent $26.6 million on capital expenditures, primarily to deploy additional SandStorm units to meet increased demands and maintain, automate and upgrade its water management and flowback equipment fleet. Water and Flowback Services Division capital expenditures also included expenditures related to construction of the third early production facility in Argentina which became operational in May 2023. Our Completion Fluids & Products Division spent $11.1 million on capital expenditures during 2023, primarily supporting higher activity levels in the United States and Europe.

Investing activities for 2023 also included $6.7 million proceeds from sales of property, plant and equipment, $3.9 million of proceeds from the sale of marketable securities, and a $2.9 million insurance settlement received from damage to our Lake Charles facility in 2020.

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. Additional information on these resources is described in Part I, “Item 2. Properties” in this Annual Report. The extraction of lithium and bromine from these brine leases will likely require a significant amount of time and capital, which are subject to further analysis and consideration. Only upon completion of a pre-feasibility and/or feasibility study and attainment of capital commitment from either a joint venture partner, government grants or loans, or other cost-effective sources of capital that will not over-lever TETRA, in addition to confirmation of a successful recapitalization of the long-duration zinc-bromide battery storage manufacturers, would we proceed to a final investment decision.

Historically, a significant majority of our planned capital expenditures have been related to identified opportunities to grow and expand our existing businesses. We are also focused on enhancing shareholder value by capitalizing on our key mineral assets, brine mineral extraction expertise, and deep chemistry competency to expand our offerings into the low carbon energy markets. However, we continue to review all capital expenditure plans carefully in an effort to conserve cash. As of December 31, 2023, we have no long-term capital expenditure commitments. If the forecasted demand for our products and services increases or decreases, or we proceed with development of brine resources in Arkansas, the amount of planned expenditures on growth and expansion may be adjusted.

Financing Activities

During the year ended December 31, 2023, consolidated net cash used in financing activities was $4.7 million, consisting of $100.5 million borrowings and $97.5 million repayments of our revolving credit facilities, as well as $1.7 million of payments of finance lease obligations in Latin America. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital.

Term Credit Agreement. As of December 31, 2023, the $163.1 million principal balance of the Term Credit Agreement was due on September 10, 2025. On January 12, 2024, the Company entered into a New Term Credit Agreement consisting of a $190.0 million funded term loan and a $75.0 million delayed-draw term loan that refinanced the Company’s Term Credit Agreement outstanding as of December 31, 2023 and provided capital to advance the Company’s Arkansas bromine processing project. The maturity date of the New Term Credit Agreement is January 12, 2030. As of February 23, 2024, $190.0 million in aggregate principal amount of our New Term Credit Agreement was outstanding.

Asset-Based Credit Agreement. The amended ABL Credit Agreement provides for a senior secured revolving credit facility of up to $80 million, with a $20 million accordion. The credit facility is subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom. The ABL Credit Agreement may be used for working capital needs, capital expenditures and other general corporate purposes. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable, certain accrued receivables and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, accrued receivables and the value of our inventory, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement. The ABL Credit Agreement is scheduled to mature on May 31, 2025. As of December 31, 2023, we had no balance outstanding under the ABL Credit Agreement and, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings, we had availability of $68.8 million under the ABL Credit Agreement. As of February 23, 2024, we have no outstanding borrowings under our ABL Credit Agreement and $0.5 million letters of credit, resulting in $70.5 million of availability.

Swedish Credit Facility. In January 2022, the Company entered into a new revolving credit facility for seasonal working capital needs of subsidiaries in Sweden and Finland (“Swedish Credit Facility”). As of December 31, 2023, we had no balance outstanding and availability of approximately $5.0 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2024 and the Company intends to renew it annually.

Finland Credit Agreement. In January 2022, the Company entered into an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of December 31, 2023, we had $1.5 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement has been renewed by the Company through January 31, 2025.

As of December 31, 2023, we are in compliance with all covenants of our debt agreements. See Note 10 - “Long-Term Debt and Other Borrowings” and Note 18 - “Subsequent Events” in the Notes to Consolidated Financial Statements for further information.

Other Sources and Uses of Cash

    In addition to the aforementioned credit facilities and senior notes, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of December 31, 2023, the market value of our equity holdings of CSI Compressco and Standard Lithium were $8.5 million and $1.6 million, respectively, with no holding restrictions on our ability to monetize our investments. If the pending acquisition of CSI Compressco by Kodiak closes, our common units in CSI Compressco will be exchanged for Kodiak common stock. Should additional capital be required, the ability to raise such capital through the issuance of additional debt or equity securities may currently be limited. Instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. If it is necessary to issue additional equity to fund our capital needs, additional dilution of our common stockholders will occur. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transaction is in the best interest of our business. In challenging economic environments, we may experience increased delays and failures by customers to pay our invoices. We could experience delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity. An increase of unpaid receivables would also negatively affect our borrowing availability under the ABL Credit Agreement and Swedish Credit Facility.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. See Note 2 - “Basis of Presentation and Significant Accounting Policies” and Note 9 - “Leases” in the Notes to Consolidated Financial Statements for further information on our lease obligations.

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

Off Balance Sheet Arrangements

As of December 31, 2023, we do not have any off balance sheet arrangements that may have a current or future material effect on our consolidated financial condition or results of operations.

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

An accounting policy is considered critical if it is both material to the presentation of the financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the financial condition or results of operations. Accounting estimates and assumptions may become critical when they are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance.

Critical accounting estimates are estimates that require us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely occur from period to period, have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe there are currently no critical accounting policies and estimates that affect the preparation of our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to SOFR plus a margin of 6.25% per annum. Borrowings under our Asset-Based Credit Agreement bear interest at an agreed-upon percentage rate spread above SOFR or an alternate base rate. The following table sets forth as of December 31, 2023, the principal amount due under our long-term debt obligations and their respective weighted average interest rates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

		Interest	December 31,
	Scheduled Maturity	Rate	2023
			(In Thousands)
Term credit agreement	September 10, 2025	11.70%	$163,072
Asset-based credit agreement	May 31, 2025	8.75%	—
Swedish credit facility	December 31, 2024	2.95%	—
Total long-term debt			$163,072

On January 12, 2024, the Company entered into a New Term Credit Agreement consisting of a $190.0 million funded term loan and a $75.0 million delayed-draw term loan that refinanced the Company’s Term Credit Agreement outstanding as of December 31, 2023. Borrowings under the New Term Credit Agreement bear interest at a rate per annum equal to SOFR plus 5.75%.

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of December 31, 2023, we did not have any foreign currency exchange contracts outstanding.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2023.

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023. Grant Thornton LLP’s report on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

 There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Board Meetings and Committees,” in our definitive proxy statement (the “Proxy Statement”) for the annual meeting of stockholders to be held on May 21, 2024, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2023.

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
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Company
Page
	Reports of Independent Registered Public Accounting Firm (PCAOB ID Number Grant Thornton LLP: 248)	F-1
	Consolidated Balance Sheets at December 31, 2023 and 2022	F-3
	Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021	F-5
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022, and 2021	F-6
	Consolidated Statements of Equity for the years ended December 31, 2023, 2022, and 2021	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial statement schedules
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

3.1	Amended and Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 25, 2023 (SEC File No. 001-13455)).
3.2	Second Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 25, 2023 (SEC File No. 001-13455)).
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

4.9
Credit Agreement dated as of January 12, 2024 among TETRA Technologies, Inc., Silver Point Finance, LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 18, 2024 (SEC File No. 001-13455)).

4.10
Fifth Amendment to Credit agreement dated as of January 12, 2024 by and among TETRA Technologies, Inc., TETRA Technologies U.K. Limited, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 18, 2024 (SEC File No. 001-13455)).

4.11	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1***	TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 13, 2002 (SEC File No. 001-13455)).
10.2***
TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan and The Executive Excess Plan Adoption Agreement effective on June 30, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A filed on March 16, 2006 (SEC File No. 001-13455)).

10.3+	TETRA Technologies, Inc. Non-Employee Director Deferred Compensation Plan effective on December 13, 2023.
10.4***
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

10.7***
TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

10.8***
TETRA Technologies, Inc. Amended and Restated 2007 Long Term Incentive Compensation Plan, as amended through February 20, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 10, 2015 (SEC File No. 001-13455)).

10.9***
TETRA Technologies, Inc. 2011 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.10***
TETRA Technologies, Inc. 2011 Amended and Restated Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 9, 2013 (SEC File No. 333-188494)).

10.11***
TETRA Technologies, Inc. Second Amended and Restated 2011 Long Term Incentive Compensation Plan, as amended through February 20, 2015 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 10, 2015 (SEC File No. 001-13455)).

10.12***	Third Amended and Restated 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 6, 2016 (SEC File No. 001-13455)).
10.13***
Employee Equity Award Agreement dated August 15, 2012 by and between TETRA Technologies, Inc. and Elijio V. Serrano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2012 (SEC File No. 001-13455)).

10.14
Lease Agreement dated December 31, 2012 by and between Tetris Property LP and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K filed on March 4, 2013 (SEC File No. 001-13455)).

10.15	Bonding Agreement, dated February 28, 2018, between TETRA Technologies, Inc., Orinoco Natural Resources, LLC, and Epic Offshore Specialty, LLC.
10.16***	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 16, 2020 (SEC File No. 001-13455)).
10.17***	TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on May 10, 2010 (SEC File No. 001-13455)).
10.18***
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

10.20***
Stand-Alone Cash-Settled Stock Appreciation Rights Award Agreement, dated February 22, 2018, between TETRA Technologies, Inc. and Stuart M. Brightman (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K filed on March 4, 2019 (SEC File No. 001-13455)).

10.21***
TETRA Technologies, Inc. 2018 Inducement Restricted Stock Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on February 12, 2018 ((SEC File No. 333-222976)).

10.22***
Form of TETRA Technologies, Inc. 2018 Inducement Restricted Stock Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on February 12, 2018 (SEC File No. 333-222976)).

10.23***
Transition Agreement dated as of May 8, 2019 between TETRA Technologies, Inc. and Stuart M. Brightman (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2019 (SEC File No. 001-13455)).

10.24***
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

10.27***
Form of TETRA Technologies, Inc. 2018 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.8 to the Company’s registration statement on Form S-8 filed on May 4, 2018 (SEC File No. 333-224679).

10.28***
Form of TETRA Technologies, Inc. 2018 Equity Incentive Plan Cash Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report filed on November 3, 2020 (SEC File No. 001-13455)).

10.29***
TETRA Technologies, Inc. First Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 26, 2021 (SEC File No. 333-256494)).

10.30***
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

10.32***	TETRA Technologies, Inc. Second Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
10.33+***	Form of TETRA Technologies, Inc. Second Amended and Restated 2018 Equity Incentive Plan Restricted Stock Unit Award.
10.34+***	Form of TETRA Technologies, Inc. Second Amended and Restated 2018 Equity Incentive Plan Restricted Stock Unit Award for outside directors.
10.35+***	Form of TETRA Technologies, Inc. Second Amended and Restated 2018 Equity Incentive Plan Cash Award.
21+	Subsidiaries of the Company.
23.1+	Consent of Grant Thornton LLP
31.1+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
97.1+	TETRA Technologies, Inc. Incentive-Based Compensation Recoupment Policy effective on October 25, 2023.
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.
104++	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+    Filed with this report
**    Furnished with this report.
***    Management contract or compensatory plan or arrangement.
++     Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (ii) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2023.
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

TETRA Technologies, Inc.

Date:	February 27, 2024	By:	/s/Brady M. Murphy
Brady M. Murphy, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/John F. Glick	Chairman of	February 27, 2024
John F. Glick	the Board of Directors

/s/Brady M. Murphy	President, Chief Executive Officer,	February 27, 2024
Brady M. Murphy	and Director
(Principal Executive Officer)

/s/Elijio V. Serrano	Senior Vice President	February 27, 2024
Elijio V. Serrano	and Chief Financial Officer
(Principal Financial Officer)

/s/Richard D. O’Brien	Vice President – Finance and Global Controller	February 27, 2024
Richard D. O’Brien	(Principal Accounting Officer)

/s/Mark E. Baldwin	Director	February 27, 2024
Mark E. Baldwin

/s/Thomas R. Bates, Jr.	Director	February 27, 2024
Thomas R. Bates, Jr.

/s/Christian A. Garcia	Director	February 27, 2024
Christian A. Garcia

/s/Gina A. Luna	Director	February 27, 2024
Gina A. Luna

/s/Sharon B. McGee	Director	February 27, 2024
Sharon B. McGee

/s/Shawn D. Williams	Director	February 27, 2024
Shawn D. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TETRA Technologies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2024 expressed an unqualified opinion.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Houston, Texas
February 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TETRA Technologies, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of TETRA Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 27, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas
February 27, 2024

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$52,485	$13,592
Trade accounts receivable, net of allowance for credit losses of $614 in 2023 and $538 in 2022	111,798	129,631
Inventories	96,536	72,113
Prepaid expenses and other current assets	21,196	23,112
Total current assets	282,015	238,448
Property, plant, and equipment:
Land and building	23,173	25,723
Machinery and equipment	304,884	318,693
Automobiles and trucks	10,148	11,832
Chemical plants	67,114	63,528
Construction in progress	10,323	7,660
Total property, plant, and equipment	415,642	427,436
Less accumulated depreciation	(307,926)	(325,856)
Net property, plant, and equipment	107,716	101,580
Other assets:
Other intangibles, net	29,132	32,955
Operating lease right-of-use assets	31,915	33,818
Investments	17,354	14,286
Other assets	10,829	13,279
Total other assets	89,230	94,338
Total assets	$478,961	$434,366
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	December 31, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$52,290	$49,121
Compensation and employee benefits	26,918	30,958
Operating lease liabilities, current portion	9,101	7,795
Accrued taxes	10,350	9,913
Accrued liabilities and other	27,303	25,560
Current liabilities associated with discontinued operations	—	920
Total current liabilities	125,962	124,267
Long-term debt, net	157,505	156,455
Operating lease liabilities	27,538	28,108
Asset retirement obligations	14,199	13,671
Deferred income taxes	2,279	2,038
Other liabilities	4,144	3,430
Total long-term liabilities	205,665	203,702
Commitments and contingencies (Note 11 - “Commitments and Contingencies”)
Equity:
TETRA stockholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 shares authorized at December 31, 2023 and December 31, 2022; 133,217,848 shares issued at December 31, 2023 and 131,800,975 shares issued at December 31, 2022	1,332	1,318
Additional paid-in capital	489,156	477,820
Treasury stock, at cost; 3,138,675 shares held at December 31, 2023 and December 31, 2022	(19,957)	(19,957)
Accumulated other comprehensive loss	(45,231)	(49,063)
Retained deficit	(276,709)	(302,493)
Total TETRA stockholders’ equity	148,591	107,625
Noncontrolling interests	(1,257)	(1,228)
Total equity	147,334	106,397
Total liabilities and equity	$478,961	$434,366

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Product sales	$306,056	$259,998	$215,229
Services	320,206	293,215	173,043
Total revenues	626,262	553,213	388,272
Cost of revenues:
Cost of product sales	191,227	173,385	148,280
Cost of services	246,945	226,844	146,672
Depreciation, amortization, and accretion	34,329	32,819	33,502
Impairments and other charges	2,966	2,804	581
Insurance recoveries	(2,850)	(3,750)	—
Total cost of revenues	472,617	432,102	329,035
Gross profit	153,645	121,111	59,237
Exploration and pre-development costs	12,119	6,635	—
General and administrative expense	96,590	91,942	75,049
Interest expense, net	22,349	15,833	16,377
Other income, net	(9,112)	(4,465)	(17,468)
Income (loss) before taxes and discontinued operations	31,699	11,166	(14,721)
Provision for income taxes	6,220	3,565	2,084
Income (loss) from continuing operations	25,479	7,601	(16,805)
Discontinued operations:
Income from discontinued operations, net of taxes	278	195	120,407
Net income	25,757	7,796	103,602
Less: (income) loss attributable to noncontrolling interest(1)	27	43	(269)
Net income attributable to TETRA stockholders	$25,784	$7,839	$103,333

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.20	$0.06	$(0.13)
Income from discontinued operations	—	—	0.95
Net income attributable to TETRA stockholders	$0.20	$0.06	$0.82
Weighted average basic shares outstanding	129,568	128,082	126,602
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.20	$0.06	$(0.13)
Income from discontinued operations	—	—	0.95
Net income attributable to TETRA stockholders	$0.20	$0.06	$0.82
Weighted average diluted shares outstanding	131,243	129,778	126,602
(1)    (Income) loss attributable to noncontrolling interest includes income from discontinued operations, net of taxes of zero, zero, and $333 for the years ended December 31, 2023, 2022, and 2021, respectively.
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2023	2022	2021

Net income	$25,757	$7,796	$103,602
Foreign currency translation gain (loss), net of taxes of $0 in 2023, $0 in 2022, and $0 in 2021	3,105	(2,059)	(4,623)
Unrealized income (loss) on investment in CarbonFree convertible note	727	(72)	—
Comprehensive income	29,589	5,665	98,979
Less: comprehensive (income) loss attributable to noncontrolling interest	27	43	(269)
Comprehensive income attributable to TETRA stockholders	$29,616	$5,708	$98,710
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Earnings	Non-controlling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2020	$1,289	$472,134	$(19,484)	$(49,914)	$—	$(413,665)	$80,702	$71,062
Net income for 2021	—	—	—	—	—	103,333	269	103,602
Translation adjustment, net of taxes of zero	—	—	—	(4,623)	—	—	—	(4,623)
Comprehensive income								98,979
Deconsolidation of CSI Compressco	—	—	—	7,605	—	—	(82,775)	(75,170)
Dividend	—	—	—	—	—	—	(110)	(110)
Equity award activity	12	—	—	—	—	—	—	12
Treasury stock activity, net	—	—	(473)	—	—	—	—	(473)
Equity compensation expense	—	4,664	—	—	—	—	580	5,244
Other	—	(1,174)	—	—	—	—	193	(981)
Balance at December 31, 2021	$1,301	$475,624	$(19,957)	$(46,932)	$—	$(310,332)	$(1,141)	$98,563
Net income (loss) for 2022	—	—	—	—	—	7,839	(43)	7,796
Translation adjustment, net of taxes of zero	—	—	—	(2,059)	—	—	—	(2,059)
Other comprehensive loss	—	—	—	—	(72)	—	—	(72)
Comprehensive income								5,665
Equity compensation expense	—	4,482	—	—	—	—	—	4,482
Other	17	(2,286)	—	—	—	—	(44)	(2,313)
Balance at December 31, 2022	$1,318	$477,820	$(19,957)	$(48,991)	$(72)	$(302,493)	$(1,228)	$106,397
Net income (loss) for 2023	—	—	—	—	—	25,784	(27)	25,757
Translation adjustment, net of taxes of zero	—	—	—	3,105	—	—	—	3,105
Other comprehensive income	—	—	—	—	727	—	—	727
Comprehensive income								29,589
Equity compensation expense	—	12,881	—	—	—	—	—	12,881
Other	14	(1,545)	—	—	—	—	(2)	(1,533)
Balance at December 31, 2023	$1,332	$489,156	$(19,957)	$(45,886)	$655	$(276,709)	$(1,257)	$147,334

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$25,757	$7,796	$103,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	34,329	32,819	33,532
Gain on sale on disposal of discontinued operations	—	—	(120,137)
Impairments and other charges	2,966	2,804	581
Unrealized (gain) loss on investments	(539)	(180)	2,227
Realized gain on sale of Standard Lithium shares	—	—	(15,479)
Provisions for deferred income taxes	(734)	537	(71)
Equity-based compensation expense	10,622	6,880	4,664
Provision for (recovery of) credit losses	285	42	(654)
Amortization and expense of financing costs	3,433	3,376	3,091
Gain from insurance recoveries associated with damaged equipment	(2,850)	(3,750)	(110)
Gain on sale of assets	(562)	(1,170)	(482)
Other non-cash charges and credits	(1,231)	(482)	(624)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	20,165	(39,848)	(27,795)
Inventories	(23,205)	(4,471)	5,387
Prepaid expenses and other current assets	2,176	(4,546)	(6,533)
Trade accounts payable and accrued expenses	(128)	22,705	27,006
Other	(278)	(3,555)	(3,548)
Net cash provided by operating activities	70,206	18,957	4,657
Investing activities:
Purchases of property, plant, and equipment, net	(38,152)	(40,056)	(20,533)
Acquisition of businesses, net of cash acquired	—	(917)	—
Purchase of CarbonFree convertible note	(350)	—	(5,000)
Proceeds from sale of investment	3,900	—	17,627
Proceeds from sale of property, plant, and equipment	6,661	1,706	1,687
Proceeds from insurance recoveries associated with damaged equipment	2,850	3,750	110
Other investing activities	(1,936)	(987)	934
Net cash used in investing activities	(27,027)	(36,504)	(5,175)
Financing activities:
Proceeds from credit agreements and long-term debt	97,529	13,825	1,614
Principal payments on credit agreements and long-term debt	(100,497)	(12,483)	(50,477)
Payments on finance lease obligations	(1,695)	(1,302)	—
Debt issuance costs and other financing activities	—	—	(1,191)
Net cash provided by (used in) financing activities	(4,663)	40	(50,054)
Effect of exchange rate changes on cash	377	(452)	(1,771)
Increase (decrease) in cash and cash equivalents	38,893	(17,959)	(52,343)

Cash and cash equivalents at beginning of period	13,592	31,551	83,894
Cash and cash equivalents at beginning of period associated with discontinued operations	—	—	16,577
Cash and cash equivalents at beginning of period associated with continuing operations	13,592	31,551	67,317
Cash and cash equivalents at end of period	$52,485	$13,592	$31,551

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
NOTE 1 — ORGANIZATION AND OPERATIONS

We are an energy services and solutions company with operations on six continents focused on developing environmentally conscious services and solutions that help make people’s lives better. We were incorporated in Delaware in 1981. Our products and services are delivered through two reporting segments – Completion Fluids & Products Division and Water & Flowback Services Division. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

Our Completion Fluids & Products Division manufactures and markets clear brine fluids (“CBFs”), additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry, and markets TETRA PureFlow an ultra-pure zinc bromide as well as TETRA PureFlow Plus, an ultra-pure zinc bromide/zinc chloride blend; both to several battery technology companies.

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

On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan Energy Partners LP and Spartan Energy Holdco, LLC (together, “Spartan”) pursuant to which we sold the general partner of CSI Compressco, including the IDRs in CSI Compressco and approximately 23.1% of the outstanding limited partner interests in CSI Compressco, in exchange for $13.9 million in cash. Following the closing of the transaction, we retained an interest in CSI Compressco representing approximately 3.7% of the outstanding common units as of December 31, 2023. We refer to this transaction with Spartan as the “GP Sale.” Substantially all of our former Compression Division’s operations were conducted through our partially-owned CSI Compressco subsidiary. We have reflected the operations of our former Compression Division as discontinued operations for all periods presented. See Note 3 - “Discontinued Operations” for further information. On December 19, 2023, CSI Compressco announced that it had entered into an agreement to be acquired by Kodiak Gas Services, Inc. (“Kodiak”) with Kodiak surviving the merger (the “Kodiak Transaction”). If the Kodiak Transaction closes, our common units in CSI Compressco will be exchanged for Kodiak common stock (NYSE: KGS).

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

We have no outstanding balance under our variable rate revolving credit facilities as of December 31, 2023. Outstanding balances on variable-rate bank credit facilities create market risk exposure related to changes in applicable interest rates.

Allowance for Credit Losses

The allowance for credit losses is determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable, as well as a percentage of aged receivables based on historic losses. Changes in the allowance are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
At beginning of period	$538	$289	$6,824
Activity in the period:
Provision for credit losses	285	257	(4)
Account charge offs, net of recoveries	(209)	(8)	(6,531)
At end of period	$614	$538	$289

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

Leasehold improvements are depreciated over the shorter of the remaining term of the associated lease or its useful life. Depreciation expense, excluding impairments and other charges, for the years ended December 31, 2023, 2022, and 2021 was $29.2 million, $27.3 million, and $27.8 million, respectively.

Construction in progress as of December 31, 2023 and 2022 consisted primarily of equipment fabrication projects and early production facilities.

Intangible Assets other than Goodwill

Customer relationships, trademarks, tradenames, marketing rights and other intangible assets are amortized on a straight-line basis over their estimated useful lives, with remaining useful lives up to 10 years. Amortization of intangible assets was $4.5 million, $4.9 million, and $5.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in depreciation, amortization, and accretion. The estimated future annual amortization expense of intangible assets is $4.2 million for 2024, $3.5 million for 2025, $3.4 million for 2026, $3.2 million for 2027, $2.7 million for 2028, and $12.1 million thereafter. See Note 5 - “Intangibles” for additional discussion.

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

Impairments of Inventory and Long-Lived Assets

Impairments of inventory and long-lived assets, including identified intangible assets, are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs. See Note 6 - “Impairments and Other Charges” for additional discussion of recorded impairments.

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

Exploration and Pre-Development Costs and Collaborative Arrangement

We are pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies and our significant bromine and lithium resources, including our brine leases in Southwest Arkansas. During the years ended December 31, 2023, 2022, and 2021, we incurred $12.1 million, $6.6 million and zero, respectively, of exploration and pre-development costs.

In June 2023, we entered into a memorandum of understanding with Saltwerx, LLC (“Saltwerx”), an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to a newly-proposed brine unit in the Smackover Formation in Southwest Arkansas and potential bromine and lithium production from brine produced from the unit. The memorandum of understanding includes an allocation of certain costs for the drilling of a brine production test well and other development operations, including front-end engineering and design studies for bromine and lithium production facilities. During the year ended December 31, 2023, we recorded $9.3 million in reimbursements associated with this arrangement. This income is included in other (income) expense, net in our consolidated statements of operations.

Equity-Based Compensation

    We have various equity incentive compensation plans which provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, and directors. Total equity-based compensation expense, net of taxes, for the years ended December 31, 2023, 2022, and 2021, was $10.4 million, $6.8 million, and $4.6 million, respectively. For further discussion of equity-based compensation, see Note 13 – “Equity-Based Compensation and Other”.

Mineral Resources Arrangements

    We are party to agreements in which Standard Lithium Ltd. (“Standard Lithium”) has the right to explore, produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. The Company receives cash and stock of Standard Lithium (NYSE:SLI) under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Deferred income balances were $1.6 million and $1.9 million as of December 31, 2023 and 2022, respectively, associated with the consideration received from Standard Lithium and are included in accrued liabilities and other in our consolidated balance sheets. During the years ended December 31, 2023, 2022, and 2021, income from this arrangement was $3.0 million, $3.3 million, and $1.1 million, respectively, from the value of cash and stock received, and $1.0 million, $1.4 million and $1.8 million, respectively, for unrealized losses on changes in the value of Standard Lithium stock held. We also recognized $15.5 million of income during 2021 from the sale of our shares in Standard Lithium. This income is included in other (income) expense, net in our consolidated statements of operations. See Note 14 - “Fair Value Measurements” for further discussion.

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

Noncontrolling Interests

Noncontrolling interests represent third-party ownership in the net assets of the Company’s consolidated subsidiaries and are presented as a component of equity. The Company’s noncontrolling interests as of December 31, 2023 and 2022 consists primarily of the outside ownership of subsidiaries in Africa.

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

Income (Loss) per Common Share

The calculation of basic and diluted earnings per share excludes losses attributable to noncontrolling interests. The calculation of basic earnings per share excludes any dilutive effects of equity awards. The calculation of diluted earnings per share includes the effect of equity awards, if dilutive, which is computed using the treasury stock method during the periods such equity awards were outstanding. See Note 16 – “Net Income (Loss) Per Share” for further discussion of shares outstanding.

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, and the Brazilian real as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada, and Brazil, respectively. The United States dollar is the designated functional currency for all of our other significant non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net, and totaled $3.5 million, $(1.1) million, and $(1.4) million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Supplemental Cash Flow Information

Supplemental cash flow information from continuing and discontinued operations is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Supplemental cash flow information(1):
Interest paid	$19,171	$15,669	$14,347
Income taxes paid	$4,782	$3,270	$2,100

	December 31,
	2023	2022	2021
	(in thousands)
Accrued capital expenditures	$5,171	$4,901	$5,356
(1) Information for the year ended December 31, 2021 includes activity for CSI Compressco for January only.

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

Standards not yet adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segments disclosures in annual and interim financial statements, primarily through expanded disclosures of significant segment expenses. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, with early adoption permitted.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The new standard requires companies to disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted.

The Company is currently evaluating the expected impact of these standards, but does not expect them to have a significant impact on its consolidated financial statements upon adoption.
NOTE 3 – DISCONTINUED OPERATIONS

    On January 29, 2021, we entered into the Purchase and Sale Agreement with Spartan pursuant to which we sold the general partner of CSI Compressco, including the IDRs in CSI Compressco and approximately 23.1% of the outstanding limited partner interests in CSI Compressco. As a result of these transactions, we no longer consolidate CSI Compressco as of January 29, 2021. We recognized a primarily non-cash accounting gain of $120.1 million during the year ended December 31, 2021 related to the GP Sale. The gain, most of which was a function of CSI Compressco having a negative carrying value within our consolidated balance sheet due to our share of cumulative losses and distributions, is included in income (loss) from discontinued operations, net of taxes in our consolidated statement of operations. We also provided back-office support to CSI Compressco under a Transition Services Agreement until CSI Compressco completed a full separation from our back-office support functions during the first quarter of 2022. During the year ended December 31, 2023, we received $0.2 million from CSI Compressco for distributions, and paid $0.01 million to CSI Compressco for office rentals in Latin America. During the year ended December 31, 2022, we received $0.4 million from CSI Compressco for services provided under the Transition Services Agreement, distributions and other reimbursements, received $0.3 million from CSI Compressco for the sale of equipment, and paid $0.1 million to CSI Compressco for reimbursement of expenses. Our interest in CSI Compressco and the general partner represented substantially all of our Compression Division. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(In Thousands)

Year Ended
December 31, 2023
Offshore Services
Cost of revenues	$5
General and administrative expense	41
Other income, net	(324)
Income from discontinued operations attributable to TETRA stockholders	$278

	Year Ended
	December 31, 2022
	Offshore Services	Maritech	Total
General and administrative expense	31	—	31
Other expense, net	—	(226)	(226)
Pretax income (loss) from discontinued operations	$(31)	$226	195
Income from discontinued operations attributable to TETRA stockholders			$195

	Year Ended
	December 31, 2021
	Compression	Offshore Services	Total
Revenue	$18,968	$—	$18,968
Cost of revenues	11,471	(142)	11,329
General and administrative expense	2,766	(179)	2,587
Interest expense, net	4,336	—	4,336
Other expense, net	164	252	416
Pretax income from discontinued operations	$231	$69	300
Pretax income on disposal of discontinued operations			120,137
Total pretax income from discontinued operations			120,437
Income tax provision			30
Income from discontinued operations			120,407
Income from discontinued operations attributable to noncontrolling interest			(333)
Income from discontinued operations attributable to TETRA stockholders			$120,074

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
NOTE 4 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    Our contract asset balances, primarily associated with customer documentation requirements, were $30.6 million, $33.1 million, and $20.5 million as of December 31, 2023, 2022, and 2021, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $3.1 million, $1.8 million and $1.7 million as of December 31, 2023, 2022 and 2021, respectively, and vary based on the timing of invoicing and performance obligations being met. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. During the years ended December 31, 2023 and 2022, we recognized approximately $1.8 million and $0.6 million, respectively, of revenue deferred in unearned income as of the beginning of each period. This amount is included in products sales and services revenues in our consolidated statements of operations. Revenue recognized during the year ended December 31, 2021 deferred as of the end of the preceding year was not significant. During the years ended December 31, 2023, 2022, and 2021, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 17 - “Industry Segments and Geographic Information”. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Completion Fluids & Products
United States	$147,843	$137,851	$96,291
International	165,187	135,522	123,357
	$313,030	$273,373	$219,648
Water & Flowback Services
United States	$269,819	$254,113	$155,495
International	43,413	25,727	13,129
	$313,232	$279,840	$168,624
Total Revenue
United States	$417,662	$391,964	$251,786
International	208,600	161,249	136,486
	$626,262	$553,213	$388,272
NOTE 5 — INTANGIBLES

The components of intangible assets and their related accumulated amortization are as follows:

	December 31, 2023
	Gross Intangibles	Accumulated Amortization	Net Intangibles
	(In Thousands)
Customer relationships	$56,122	$(30,191)	$25,931
Trademarks and tradenames	4,581	(2,826)	1,755
Marketing rights	14,265	(13,421)	844
Other intangibles	5,673	(5,071)	602
Total intangibles	$80,641	$(51,509)	$29,132

	December 31, 2022
	Gross Intangibles	Accumulated Amortization	Net Intangibles
	(In Thousands)
Customer relationships	$56,304	$(27,331)	$28,973
Trademarks and tradenames	4,519	(2,394)	2,125
Marketing rights	13,626	(12,600)	1,026
Other intangibles	5,502	(4,671)	831
Total intangibles	$79,951	$(46,996)	$32,955

NOTE 6 — IMPAIRMENTS AND OTHER CHARGES

Impairments of Inventory and Long-Lived Assets

During 2023, we recorded a $2.1 million impairment of a facility lease in Scotland within our Completion Fluids & Products Division and we recorded a $0.8 million impairment of our corporate office lease. The fair values were estimated based on the discounted cash flows from our lease and sublease agreements (a Level 3 fair value measurement) in accordance with the fair value hierarchy.

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
NOTE 7 – INVENTORIES

    Components of inventories are as follows:

	December 31,
	2023	2022
	(In Thousands)
Finished goods	$79,769	$60,481
Raw materials	8,329	3,734
Parts and supplies	6,868	6,432
Work in progress	1,570	1,466
Total inventories	$96,536	$72,113

Finished goods inventories include newly manufactured CBFs as well as used brines that are repurchased from certain customers for recycling.

NOTE 8 — INVESTMENTS

Our investments as of December 31, 2023 and 2022, consist of the following:

	December 31,
	2023	2022
	(In Thousands)
Investment in CSI Compressco	$8,538	$6,967
Investment in CarbonFree	6,850	6,139
Investment in Standard Lithium	1,616	1,180
Other investments	350	—
Total investments	$17,354	$14,286

We continue to own approximately 3.7% of the outstanding CSI Compressco common units (NASDAQ: CCLP) as of December 31, 2023.

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

See Note 14 - “Fair Value Measurements” for further information.
NOTE 9 — LEASES

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. We have finance leases for certain facility storage tanks and equipment rentals. Our leases have remaining lease terms ranging from 1 to 11 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. The office space, warehouse space, operating location leases, and machinery and equipment leases generally require us to pay all maintenance and insurance costs.

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

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Operating lease expense	$13,053	$12,603	$12,905
Short-term lease expense	46,566	39,890	22,055
Finance lease cost:
Amortization of right-of-use assets	232	177	—
Interest on finance leases	112	135	—
Total lease expense	$59,963	$52,805	$34,960

Supplemental cash flow information:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$13,293	$12,889	$12,962
Operating cash flows - finance leases	$112	$135	$—
Financing cash flows - finance leases	$1,695	$1,302	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,058	$5,524	$5,612
Finance leases	$2,555	$3,261	$—

Supplemental balance sheet information:

	December 31, 2023	December 31, 2022
	(In Thousands)
Operating leases:
Operating lease right-of-use assets	$31,915	$33,818

Operating lease liabilities, current portion	9,101	7,795
Operating lease liabilities	27,538	28,108
Total operating lease liabilities	$36,639	$35,903

Finance leases:
Finance lease right-of-use assets	$2,494	$2,834

Finance lease liabilities, current portion	828	1,332
Finance lease liabilities	1,828	464
Total finance lease liabilities	$2,656	$1,796

Additional operating lease information:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	5.0 years	5.8 years
Finance leases	2.5 years	1.3 years

Weighted average discount rate:
Operating leases	9.7%	9.7%
Finance leases	9.3%	9.3%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating and finance leases with terms in excess of one year consist of the following at December 31, 2023:

	Operating Leases	Finance Leases
	(In Thousands)
2024	$11,788	$1,040
2025	9,383	1,615
2026	8,899	144
2027	7,812	142
2028	2,293	92
Thereafter	6,590	15
Total lease payments	46,765	3,048
Less imputed interest	(10,126)	(392)
Total lease liabilities	$36,639	$2,656
The Company has subleases for a portion of its corporate headquarters facility and a facility in Europe. The leases and subleases are considered operating leases. For the years ended December 31, 2023, 2022, and 2021, we recognized sublease income of $1.2 million, $1.4 million, and $1.0 million, respectively. Future minimum sublease payments under non-cancelable subleases for two of our facilities were as follows at December 31, 2023:

Sublease Payments
(In Thousands)
2024	$1,376
2025	1,616
2026	1,415
2027	1,377
2028	923
Thereafter	4,158
Total sublease payments	$10,865
NOTE 10 — LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt consists of the following:

		December 31,
	Scheduled Maturity	2023	2022
		(In Thousands)
Term credit agreement(1)	September 10, 2025	$157,505	$154,570
Asset-based credit agreement(2)	May 31, 2025	—	1,885
Swedish credit facility	December 31, 2024	—	3
Total debt		157,505	156,458
Less current portion		—	(3)
Total long-term debt		$157,505	$156,455

(1)    Net of unamortized discount of $2.2 million and $3.4 million as of December 31, 2023 and 2022, respectively, and net of unamortized deferred financing costs of $3.3 million and $5.1 million as of December 31, 2023 and 2022, respectively.
(2)    Net of deferred financing costs of zero and $1.1 million as of December 31, 2023 and 2022, respectively. Deferred financing costs of $0.6 million as of December 31, 2023 were classified as other long-term assets on the accompanying consolidated balance sheet as there was no outstanding balance on our asset-based credit agreement.

Term Credit Agreement

    As of December 31, 2023 TETRA had $157.5 million outstanding, net of unamortized discounts and unamortized deferred financing costs, under the Term Credit Agreement.     Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) the standard overnight financing rate plus a margin of 6.25% per annum or (ii) a base rate plus a margin of 5.25% per annum. As of December 31, 2023, the interest rate per annum on borrowings under the Term Credit Agreement is 11.70%. In addition to paying interest on the outstanding principal under the Term Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at the rate of 1.0% per annum, paid quarterly in arrears based on utilization of the commitments under the Term Credit Agreement.

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

As of December 31, 2023, the $163.1 million principal balance of the Term Credit Agreement was due on September 10, 2025 and we had no other scheduled debt maturities. The Company refinanced the Term Credit Agreement in January 2024. See Note 18 - “Subsequent Events” for further information.

Asset-Based Credit Agreement

As of December 31, 2023, TETRA had no balance outstanding and had $5.0 million in letters of credit against its asset-based lending agreement (“ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured revolving credit facility of up to $80 million, with a $20 million accordion. The credit facility is subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom. The ABL Credit Agreement is subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings. TETRA had availability of $68.8 million under this agreement as of December 31, 2023.

    The ABL Credit Agreement was amended in May 2023 to remove references to LIBOR. Borrowings under the ABL Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) the standard overnight financing rate plus 0.10%, (ii) a base rate plus a margin based on a fixed charge coverage ratio, (iii) the Daily Simple Risk Free Rate plus 0.10%, or (iv) with respect to borrowings denominated in Sterling, the Daily Simple Risk Free Rate for Sterling plus 0.0326%. The base rate is determined by reference to the highest of (a) the prime rate of interest as announced from time to time by JPMorgan Chase Bank, N.A. (b) the Federal Funds Effective Rate (as defined in the ABL Credit Agreement) plus 0.5% per annum and (c) the standard overnight financing rate (adjusted to reflect any required bank reserves) for a one-month period on such day plus 1.0% per annum. Borrowings outstanding have an applicable margin ranging from 1.75% to 2.25% per annum for LIBOR-based loans and 0.75% to 1.25% per annum for base-rate loans, based upon the applicable fixed charge coverage ratio. As of December 31, 2023, the interest rate per annum on borrowings under the ABL Credit Agreement is 8.75%. In addition to paying interest on the outstanding principal under the ABL Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at an applicable rate ranging from 0.375% to 0.5% per annum, paid monthly in arrears based on utilization of the commitments under the ABL Credit Agreement. TETRA is also required to pay a customary letter of credit fee equal to the applicable margin on loans and fronting fees.

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

Swedish Credit Facility

In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden and Finland (“Swedish Credit Facility”). As of December 31, 2023, we had no balance outstanding and availability of approximately $5.0 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expired on December 31, 2023 and has been renewed by the Company through December 31, 2024. Any balance outstanding under the Swedish Credit Facility is included in accrued liabilities and other in our consolidated balance sheet.

Finland Credit Agreement

In January 2022, the Company entered into an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of December 31, 2023, we had $1.5 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement has been renewed by the Company through January 31, 2025.

Argentina Credit Facility

In January 2023, the Company entered into a revolving credit facility for certain working capital and capital expenditure needs for its subsidiary in Argentina (“Argentina Credit Facility”). During the year ended December 31, 2023, $1.9 million was borrowed and repaid under the Argentina Credit Facility, which expired in October 2023.

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of December 31, 2023, we were in compliance with all covenants under the credit agreements.

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

We have a Bromine Requirements Sales Agreement (“Sales Agreement”) to purchase a certain volume of elemental bromine from LANXESS Corporation (formerly Chemtura Corporation) (“LANXESS”), included in Product Purchase Obligations below. LANXESS notified us of a proposed non-ordinary course increase to the price of bromine. After lengthy discussions, we and LANXESS were unable to reach an agreement regarding the validity of the proposed price increase; therefore, we filed for arbitration in May 2022 seeking declaratory relief, among other relief, declaring that the proposed price increase is invalid. In September 2022, LANXESS filed a counterclaim with the American Arbitration Association seeking declaratory relief, among other relief. On May 25, 2023, TETRA entered into the Third Amendment to Bromine Requirements Sales Agreement (the “Amendment”) with LANXESS. The Amendment has an effective date of April 1, 2023 and was entered into in connection with the entry into a settlement agreement in the Company’s arbitration with LANXESS. The Amendment provides for, among other things, revised volume requirements, pricing and related terms. On June 14, 2023, in light of the settlement agreement, and in response to the parties’ stipulated motion to dismiss, the arbitration panel issued an Order of Dismissal, which dismissed all claims in the arbitration with prejudice.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of December 31, 2023, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $74.8 million, including $26.2 million for the year ending December 31, 2024, $22.7 million for the year ending December 31, 2025, $16.1 million for the year ending December 31, 2026, $7.4 million for the year ending December 31, 2027, and $2.4 million during the year ending December 31, 2028. Amounts purchased under these agreements for each of the years ended December 31, 2023, 2022, and 2021, was $46.9 million, $29.7 million, and $23.2 million, respectively.

Contingencies of Discontinued Operations

In early 2018, we closed the Maritech Asset Purchase and Sale Agreement (“Maritech APA") and Maritech Membership Interest Purchase Agreement (“Maritech MIPA”) with Orinoco Natural Resources, LLC (“Orinoco”) that together provided for the purchase by Orinoco of all of Maritech’s membership interests and remaining oil and gas properties and related assets.

Under the Maritech APA, Orinoco assumed responsibility for all of Maritech’s decommissioning liabilities related to the leases sold to Orinoco (the “Orinoco Lease Liabilities”) and, under the Maritech MIPA, Orinoco assumed all other liabilities of Maritech, including the decommissioning liabilities associated with Maritech’s interests in oil and gas properties previously sold by Maritech and select infrastructure still operated by Maritech (the “Legacy Liabilities”), subject to certain limited exceptions unrelated to the decommissioning liabilities. To the extent that Maritech or Orinoco fails to satisfy decommissioning liabilities associated with any of the Orinoco Lease Liabilities or the Legacy Liabilities, we may be required to satisfy such liabilities under third party indemnity agreements and corporate guarantees that we previously provided to the U.S. Department of the Interior (“BSEE”) and other parties, respectively, for which costs may be significant. Pursuant to a Bonding Agreement entered into as part of these Orinoco transactions (the “Bonding Agreement”), Orinoco provided non-revocable performance bonds in an aggregate amount of $46.8 million to cover the performance by Orinoco and Maritech of the asset retirement obligations of Maritech (the “Initial Bonds”) and agreed to replace the Initial Bonds with other non-revocable performance bonds in the aggregate sum of $47.0 million (collectively, the “Replacement Bonds”). In the event Orinoco does not provide the Replacement Bonds, Orinoco is required to make certain cash escrow payments to us. Maritech has received decommissioning orders from BSEE and could receive additional decommissioning orders in the future. From time to time, we receive demand notices from third parties related to such corporate guarantees. While the ultimate outcome of such matters cannot be predicted at this time, if Maritech or other interest owners default on their decommissioning obligations, BSEE or third parties may seek to enforce corporate guarantees, in which event we could become liable, in certain scenarios, for part of such decommissioning obligations.

The payment obligations of Orinoco under the Bonding Agreement were guaranteed by Thomas M. Clarke and Ana M. Clarke pursuant to a separate guaranty agreement (the “Clarke Bonding Guaranty Agreement”). Orinoco has not delivered the Replacement Bonds and neither it nor the Clarkes has made any of the agreed upon cash escrow payments; therefore, we filed a lawsuit against Orinoco and the Clarkes to enforce the terms of the Bonding Agreement and the Clarke Bonding Guaranty Agreement. Summary judgment was initially granted in favor of Orinoco and the Clarkes, which dismissed our claims against Orinoco under the Bonding Agreement and against the Clarkes under the Clarke Bonding Guaranty Agreement. We filed an appeal with the trial court and requested a new trial on the summary judgment or modification of the judgment. On November 5, 2019, the trial court signed an order granting our motion for a new trial and vacating the prior summary judgment order. The parties are awaiting direction from the court on a new scheduling order and/or trial setting. The Initial Bonds, which are non-revocable, remain in effect.

If we become liable in the future for any decommissioning liability associated with any property covered by either an Initial Bond or Replacement Bond while such bonds are outstanding and the payment made to us under such bond is not sufficient to satisfy such liability, the Bonding Agreement provides that Orinoco will pay us an amount equal to such deficiency and if Orinoco fails to pay any such amount, such amount must be paid by the Clarkes under the Clarke Bonding Guaranty Agreement. Our financial condition and results of operations may be negatively affected if Orinoco or the Clarkes are unable to cover any such deficiency or if we become liable for a significant portion of the decommissioning liabilities.

In early 2018, we also closed the sale of our Offshore Division to Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC). Part of the consideration we received was a promissory note of Epic Companies in the original principal amount of $7.5 million (the “Epic Promissory Note”). At the end of August 2019, Epic Companies filed for bankruptcy and we recorded a reserve of $7.5 million for the full amount of the promissory note, including accrued interest, and certain other receivables in the amount of $1.5 million during the quarter ended September 30, 2019. The Epic Promissory Note became due on December 31, 2019 and neither Epic nor the Clarkes made payment. TETRA filed a lawsuit against the Clarkes on January 15, 2020 for breach of the promissory note guaranty agreement. In September 2020, the court granted TETRA’s Motion for Summary Judgment and entered Final Judgment in our favor, dismissing counterclaims by the Clarkes and awarding TETRA $7.9 million in damages. The Clarkes appealed the Final Judgment, and the court of appeals affirmed. Since obtaining the Final Judgment, TETRA has undertaken efforts to collect the judgment in Texas, Utah, Nevada, Massachusetts, and Georgia without success. TETRA continues to work on identifying potential Orinoco assets and/or engage with the Clarkes to resolve this dispute. We cannot provide any assurance the Clarkes will pay the judgment or that they will not file for bankruptcy protection. If the Clarkes do file for bankruptcy protection, we likely would be unable to collect all, or even a significant portion of, the judgment owed to us.
NOTE 12 — CAPITAL STOCK

Our Restated Certificate of Incorporation, as amended during 2017, authorizes us to issue 250,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2023, we had 130,079,173 shares of common stock outstanding, with 3,138,675 shares held in treasury, and no shares of preferred stock outstanding. The voting, dividend, and liquidation rights of the holders of common stock are subject to the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. There is no cumulative voting. Dividends may be declared and paid on common stock as determined by our Board of Directors, subject to any preferential dividend rights of any then outstanding preferred stock.

A summary of the activity of our common shares outstanding and treasury shares held for the three-year period ending December 31, 2023, is as follows:

Common Shares Outstanding	Year Ended December 31,
	2023	2022	2021
At beginning of period	128,662,300	126,937,163	125,976,071
Exercise of common stock options, net	205,877	80,409	10,929
Grants of restricted stock, net(1)	1,210,996	1,644,728	950,163
At end of period	130,079,173	128,662,300	126,937,163
(1)        Prior to 2019, we primarily granted restricted stock awards, which immediately impacted common shares outstanding. In contrast, during 2023, 2022 and 2021, we primarily granted restricted stock units which do not impact common shares outstanding until vesting. Vesting for restricted stock units began in 2020.

Treasury Shares Held	Year Ended December 31,
	2023	2022	2021
At beginning of period	3,138,675	3,138,675	2,953,976
Shares received upon vesting of restricted stock, net	—	—	184,699
At end of period	3,138,675	3,138,675	3,138,675

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
NOTE 13 — EQUITY-BASED COMPENSATION AND OTHER

Equity-Based Compensation

We have various equity incentive compensation plans that provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, and directors. Stock options are exercisable for periods of up to ten years. Compensation cost for all share-based payments is based on the grant date fair value and is recognized in earnings over the requisite service period. Total equity-based compensation expense before tax attributed to equity incentive compensation plans for the three years ended December 31, 2023, 2022, and 2021, was $10.6 million, $4.5 million, and $4.7 million, respectively, and is included in general and administrative expense.

Stock Incentive Plans

In May 2007, our stockholders approved the adoption of the TETRA Technologies, Inc. 2007 Equity Incentive Compensation Plan. In May 2008, our stockholders approved the adoption of the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan, which among other changes, resulted in an increase in the maximum number of shares authorized for issuance. In May 2010, our stockholders approved further amendments to the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (renamed as the 2007 Long Term Incentive Compensation Plan) which, among other changes, resulted in an additional increase in the maximum number of shares authorized for issuance. Pursuant to the 2007 Long Term Incentive Compensation Plan, we were authorized to grant up to 5,590,000 shares in the form of stock options (including incentive stock options and nonqualified stock options); restricted stock; bonus stock; stock appreciation rights; and performance awards to employees, and non-employee directors. As of February 2017, no further awards may be granted under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan.

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

Stock Options

We did not grant any stock options during the years ended December 31, 2023, 2022, and 2021. We have stock options outstanding for awards granted prior to 2021. The following is a summary of stock option activity for the year ended December 31, 2023:

	Shares Under Option	Weighted Average Option Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In Thousands)			(In Thousands)
Outstanding at January 1, 2023	2,585	$6.50
Options canceled	(15)	$7.01
Options exercised	(206)	$4.16
Options expired	(248)	$10.37
Outstanding at December 31, 2023	2,116	$6.26	2.5 years	$240
Expected to vest at December 31, 2023	2,116	$6.26	2.5 years	$240
Exercisable at December 31, 2023	2,116	$6.26	2.5 years	$240

Intrinsic value is the difference between the market value of our stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the year ended December 31, 2023, was $0.3 million. There were approximately 206,000, 80,000, and 11,000 options exercised during the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023, total unrecognized compensation cost related to unvested stock options is not significant.

Restricted Stock

    Restricted stock awards and restricted stock units are periodically granted to key employees, including grants for employment inducements, as well as to members of our Board of Directors. These awards historically have provided for vesting periods of up to three years. Non-employee director grants vest in full before the first anniversary of the grant. Upon vesting of restricted stock awards, shares are issued to award recipients. Restricted stock units may be settled in cash or shares at vest, as determined by the Compensation Committee or the Non-Executive Award Committee, as applicable. The following is a summary of activity for our outstanding restricted stock for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested restricted stock outstanding at December 31, 2022	2,985	$2.73
Granted	2,747	$3.66
Vested	(1,773)	$2.65
Canceled/Forfeited	(169)	$3.38
Non-vested restricted stock outstanding at December 31, 2023	3,790	$3.41

Total compensation cost recognized for restricted stock was $10.6 million, $4.5 million, and $4.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. These amounts include $5.0 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively, for the portion of awards under short-term incentive plans and long-term incentive plans that were or are expected to be settled with restricted stock awards. Total unrecognized compensation cost at December 31, 2023, related to restricted stock, is approximately $7.6 million which is expected to be recognized over a weighted-average remaining amortization period of 1.7 years. During the years ended December 31, 2023, 2022, and 2021, the total fair value of shares vested was $4.7 million, $5.5 million, and $5.5 million, respectively.

During 2023, 2022, and 2021, we received zero, zero, and 184,699 shares, respectively, of our common stock related to the vesting of certain employee restricted stock. Such surrendered shares received by us are included in treasury stock. At December 31, 2023, net of options previously exercised pursuant to our various equity compensation plans, we have a maximum of 6,163,346 shares of common stock issuable pursuant to awards previously granted and outstanding and awards authorized to be granted in the future.

401(k) Plan

We have a 401(k) retirement plan (the “Plan”) that covers substantially all employees and entitles them to contribute up to 70% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. We match 50% of each employee’s contribution up to 8%. Participants will be 100% vested in employer match contributions after 3 years of service. In addition, we can make discretionary contributions which are allocable to participants in accordance with the Plan. Total expense related to our 401(k) plan was $2.7 million, $2.3 million, and $0.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Deferred Compensation Plan

We provide our officers, directors, and certain key employees with the opportunity to participate in an unfunded, deferred compensation program. There were 7 participants in the program at December 31, 2023. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain our sole property, and we use a portion of the proceeds to purchase life insurance policies on the lives of certain of the participants. The insurance policies, which also remain our sole property, are payable to us upon the death of the insured. We separately contract with the participant to pay to the participant the amount of deferred compensation, as adjusted for gains or losses, invested in participant-selected investment funds. Participants may elect to receive deferrals and earnings at termination, death, or at a specified future date while still employed. Distributions while employed must be at least three years after the deferral election. The program is not qualified under Section 401 of the Internal Revenue Code. At December 31, 2023, the amounts payable under the plan approximated the value of the corresponding assets we owned.

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

Financial Instruments

Investments

We retained an interest in CSI Compressco representing approximately 3.7% of the outstanding common units as of December 31, 2023. In December 2021, we invested $5.0 million in a convertible note issued by CarbonFree. The Company receives cash and stock of Standard Lithium under the terms of its arrangements.

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

Our investment in convertible notes issued by CarbonFree is recorded in our consolidated financial statements based on an internal valuation with assistance from a third-party valuation specialist (a Level 3 fair value measurement). The valuation is impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings. The convertible note includes an option to convert the note into equity interests issued by CarbonFree. The change in the fair value of the embedded option is included in other (income) expense, net in our consolidated statements of operations. The change in the fair value of the convertible note, excluding the embedded option, is included in other comprehensive income (loss) in our consolidated statements of comprehensive income. The changes in our investment in CarbonFree for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
At beginning of period	$6,139	$5,000	$—
Purchase of CarbonFree convertible note	—	—	5,000
Change in fair value of embedded option	(16)	1,211	—
Change in fair value of convertible note, excluding embedded option	727	(72)	—
At end of period	$6,850	$6,139	$5,000

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

We entered into, and we may in the future enter into, short-term foreign currency forward derivative contracts with third parties as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. The fair values of foreign currency derivative instruments are based on quoted market values (a Level 2 fair value measurement). We did not have foreign currency derivative instruments outstanding as of December 31, 2023 or 2022. During the years ended December 31, 2023, 2022, and 2021, we recognized zero, $0.4 million, and less than $0.1 million of net losses, respectively, reflected in other income, net, associated with our foreign currency derivative program.

A summary of significant recurring fair value measurements by valuation hierarchy as of December 31, 2023 and 2022, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investment in CSI Compressco	$8,538	8,538	—	—
Investment in CarbonFree	6,850	—	—	6,850
Investment in Standard Lithium	1,616	1,616	—	—

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investments in CSI Compressco	$6,967	6,967	—	—
Investments in CarbonFree	6,139	—	—	6,139
Investments in Standard Lithium	1,180	1,180	—	—

Impairments

During 2023, we recorded a $2.1 million impairment of a facility lease in Scotland within our Completion Fluids & Products Division and we recorded a $0.8 million impairment of our corporate office lease. The fair values were estimated based on the discounted cash flows from our lease and sublease agreements (a Level 3 fair value measurement) in accordance with the fair value hierarchy.

Other

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and long-term debt pursuant to TETRA's Term Credit Agreement, ABL Credit Agreement and Swedish Credit Agreement approximate their carrying amounts.
NOTE 15 — INCOME TAXES

The income tax provision attributable to continuing operations for the years ended December 31, 2023, 2022, and 2021, consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Current
State	$535	$130	$124
Foreign	6,419	2,898	2,031
	6,954	3,028	2,155
Deferred
State	(41)	30	(4)
Foreign	(693)	507	(67)
	(734)	537	(71)
Total tax provision	$6,220	$3,565	$2,084

A reconciliation of the provision (benefit) for income taxes attributable to continuing operations, computed by applying the federal statutory rate to income (loss) before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Income tax provision (benefit) computed at statutory federal income tax rates	$6,657	$2,345	$(3,091)
State income taxes (net of federal benefit)	1,052	1,332	(386)
Nondeductible expenses	1,399	1,270	710
Impact of international operations	1,285	1,955	(4,083)
Valuation allowance	(3,693)	(2,980)	9,055
Other	(480)	(357)	(121)
Total tax provision	$6,220	$3,565	$2,084
Income (loss) before taxes and discontinued operations includes the following components:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Domestic	$14,090	$(1,002)	$(25,198)
International	17,609	12,168	10,477
Total	$31,699	$11,166	$(14,721)

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2023 and December 31, 2022, we recognized no interest and penalties and we recognized less than $0.1 million for the year ended December 31, 2021 of interest and penalties. As of December 31, 2023 and 2022, we had no unrecognized tax benefits. We do not expect a significant change to the unrecognized tax benefits during the next twelve months.

We file tax returns in the U.S. and in various state, local, and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Earliest Open Tax Period
United States – Federal	2012
United States – State and Local	2004
Non-United States Jurisdictions	2013

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of our deferred tax assets. In determining the need for a valuation allowance on our deferred tax assets we placed greater weight on recent and objectively verifiable current information, as compared to more forward-looking information that is used in valuating other assets on the balance sheet. While we have considered taxable income in prior carryback years, future reversals of existing taxable temporary differences, future taxable income, and tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize our net deferred tax assets. Significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
	(In Thousands)
Net operating losses	$94,964	$105,131
Accruals	21,227	20,604
Depreciation and amortization for book in excess of tax expense	10,620	9,163
All other	10,585	10,512
Total deferred tax assets	137,396	145,410
Valuation allowance	(116,834)	(122,188)
Net deferred tax assets	$20,562	$23,222

Right of use asset	$8,695	$8,049
Depreciation and amortization for tax in excess of book expense	5,224	8,612
Investment in Partnership	2,819	4,906
All other	5,193	3,693
Total deferred tax liabilities	21,931	25,260
Net deferred tax liabilities	$1,369	$2,038

Deferred tax assets and liabilities are netted by jurisdiction in our consolidated balance sheets. Net deferred tax assets are included in other assets in our consolidated balance sheets. Deferred tax assets and liabilities netted by jurisdiction as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
	(In Thousands)
Deferred tax assets	$910	$—
Deferred tax liabilities	(2,279)	(2,038)
Net deferred tax liabilities	$(1,369)	$(2,038)

We believe that it is more likely than not we will not realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided. The valuation allowance as of December 31, 2023 and 2022 primarily relates to federal deferred tax assets. The $5.4 million decrease in the valuation allowance during the year ended December 31, 2023 was primarily due to the decrease in deferred tax assets related to utilization of loss carryforwards.

At December 31, 2023, we had federal, state, and foreign net operating loss carryforwards/carrybacks equal to approximately $75.8 million, $10.3 million, and $8.9 million, respectively. In those countries and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire at various dates from 2024 through 2043. Utilization of the net operating loss and credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.
NOTE 16 — NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Number of weighted average common shares outstanding	129,568	128,082	126,602
Assumed exercise of restricted stock units and stock options	1,675	1,696	—
Average diluted shares outstanding	131,243	129,778	126,602

The average diluted shares outstanding excludes the impact of certain outstanding equity awards of 1.8 million shares for the year ended December 31, 2021 as the inclusion of these shares would have been anti-dilutive due to the net loss from continuing operations recorded during the period.
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

Summarized financial information concerning the business segments is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$296,569	$258,745	$211,201
Water & Flowback Services Division	9,487	1,253	4,028
Consolidated	$306,056	$259,998	$215,229

Services
Completion Fluids & Products Division	$16,461	$14,628	$8,447
Water & Flowback Services Division	303,745	278,587	164,596
Consolidated	$320,206	$293,215	$173,043

Total revenues
Completion Fluids & Products Division	$313,030	$273,373	$219,648
Water & Flowback Services Division	313,232	279,840	168,624
Consolidated	$626,262	$553,213	$388,272

Depreciation, amortization, and accretion
Completion Fluids & Products	$9,053	$7,455	$7,542
Water & Flowback Services	24,876	24,672	25,060
Corporate	400	692	900
Consolidated	$34,329	$32,819	$33,502

Interest expense
Completion Fluids & Products	$230	$95	$44
Water & Flowback Services	339	144	7
Corporate	22,364	16,584	16,506
Consolidated interest expense	22,933	16,823	16,557
Consolidated interest income	(584)	(990)	(180)
Consolidated interest expense, net	$22,349	$15,833	$16,377

Income (loss) before taxes and discontinued operations
Completion Fluids & Products	$78,314	$57,366	$54,981
Water & Flowback Services	25,724	15,732	(11,116)
Interdivision eliminations	—	11	12
Corporate(1)	(72,339)	(61,943)	(58,598)
Consolidated	$31,699	$11,166	$(14,721)
(1)        Amounts reflected include the following general corporate expenses:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
General and administrative expense	$49,135	$45,077	$39,990
Depreciation, amortization, accretion, and impairments	1,177	692	1,032
Interest expense, net	22,790	17,041	17,483
Other general corporate (income) expense, net	(763)	(867)	93
Total	$72,339	$61,943	$58,598

	December 31,
	2023	2022
	(In Thousands)
Total assets
Completion Fluids & Products	$249,911	$221,167
Water & Flowback Services	166,325	178,759
Corporate, other and eliminations	62,725	34,440
Consolidated	$478,961	$434,366

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Capital expenditures
Completion Fluids & Products	$11,073	$9,426	$3,828
Water & Flowback Services	26,571	30,431	13,620
Corporate	508	199	105
Discontinued operations	—	—	2,980
Consolidated	$38,152	$40,056	$20,533
Summarized financial information concerning the geographic areas of our customers and in which we operate at December 31, 2023, 2022, and 2021, is presented below:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Revenues from external customers
United States	$417,663	$391,964	$251,786
Europe	116,838	89,077	88,136
South America	57,700	30,560	10,473
Canada and Mexico	1,863	2,213	5,363
Africa	300	2,826	2,262
Middle East, Asia and other	31,898	36,573	30,252
Total	$626,262	$553,213	$388,272
Transfers between geographic areas:
Europe	87	15	195
Eliminations	(87)	(15)	(195)
Total revenues	$626,262	$553,213	$388,272

As of December 31, 2023, no single customer represented more than 10% of our consolidated trade accounts receivables, net of allowance for credit losses. As of December 31, 2022, receivables from one customer represented more than 10% of our consolidated trade accounts receivables, net of allowance for credit losses. During each of the years ended December 31, 2023, 2022, and 2021, no single customer accounted for more than 10% of our consolidated revenues.

	December 31,
	2023	2022
	(In Thousands)
Identifiable assets
United States	$318,501	$305,144
Europe	85,948	71,075
South America	57,440	51,448
Canada and Mexico	800	1,355
Africa	3,386	199
Middle East, Asia and other	12,886	5,145
Total identifiable assets	$478,961	$434,366
NOTE 18 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

On January 12, 2024, the Company entered into a definitive agreement for a $265.0 million credit facility, consisting of a $190.0 million funded term loan and a $75.0 million delayed-draw term loan (collectively the “New Term Credit Agreement”) that refinanced the Company’s $163.1 million Term Credit Agreement outstanding as of December 31, 2023 and provided capital to advance the Company’s Arkansas bromine processing project. Pricing on the New Term Credit Agreement is the secured overnight financing rate plus 5.75%. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum. The Company used the net proceeds to repay in full the balance of its prior credit facility, with approximately $15.2 million of additional cash, net of discounts and transaction expenses. The maturity date of the New Term Credit Agreement is January 12, 2030. The Company expects to recognize an approximately $5.5 million loss in the first quarter of 2024 for costs deferred on the existing term loan as of December 31, 2023 and transaction costs.

The New Term Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the Company and certain of its subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, engaging in mergers and other fundamental changes, the making of investments, entering into transactions with affiliates, the payment of dividends and other restricted payments, the prepayment of other indebtedness and the sale of assets. The New Term Credit Agreement also requires the Company to maintain a Leverage Ratio (as defined in the new term loan credit agreement) of not more than 4.0 to 1.0 as of the end of each fiscal quarter and Liquidity (as defined in the New Term Credit Agreement) of not less than $50.0 million at all times.

All obligations under the New Term Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest on substantially all of the property of the Company and its domestic subsidiaries, subject to the lien priorities set forth in the intercreditor agreement with the agent under the Company’s Asset-Based Credit Agreement.

Our New Term Credit Agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the New Term Credit Agreement) within five business days of filing our Annual Report beginning with the financial statements for the year ending December 31, 2024.

The New Term Credit Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of security interests or invalidity of loan documents, certain ERISA events, unsatisfied or unstayed judgments and change of control.