Form 10-Q
period 2024-03-31
TETRA TECHNOLOGIES INC
filed 2024-04-30
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

 As of April 29, 2024, there were 131,138,795 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product sales	$73,337	$65,535
Services	77,635	80,674
Total revenues	150,972	146,209
Cost of revenues:
Cost of product sales	45,406	42,395
Cost of services	65,708	61,671
Depreciation, amortization, and accretion	8,756	8,670
Insurance recoveries	—	(2,850)
Total cost of revenues	119,870	109,886
Gross profit	31,102	36,323
Exploration and pre-development costs	—	720
General and administrative expense	22,298	23,191
Interest expense, net	5,952	5,092
Loss on debt extinguishment	5,535	—
Other income, net	(3,978)	(214)
Income before taxes and discontinued operations	1,295	7,534
Provision for income taxes	380	1,489
Income before discontinued operations	915	6,045
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(12)
Net income	915	6,033
Loss attributable to noncontrolling interests	—	7
Net income attributable to TETRA stockholders	$915	$6,040
Basic net income per common share:
Income from continuing operations	$0.01	$0.05
Income from discontinued operations	—	—
Net income attributable to TETRA stockholders	$0.01	$0.05
Weighted average basic shares outstanding	130,453	128,940
Diluted net income per common share:
Income from continuing operations	$0.01	$0.05
Income from discontinued operations	—	—
Net income attributable to TETRA stockholders	$0.01	$0.05
Weighted average diluted shares outstanding	132,123	129,975

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$915	$6,033
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2024 and 2023	(1,634)	1,421
Unrealized gain on investment in CarbonFree	237	121
Comprehensive income (loss)	(482)	7,575
Less: Comprehensive loss attributable to noncontrolling interests	—	7
Comprehensive income (loss) attributable to TETRA stockholders	$(482)	$7,582

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,939	$52,485
Trade accounts receivable, net of allowances of $462 in 2024 and $614 in 2023	132,429	111,798
Inventories	94,285	96,536
Prepaid expenses and other current assets	24,911	21,196
Total current assets	287,564	282,015
Property, plant, and equipment:
Land and building	23,800	23,173
Machinery and equipment	311,609	304,884
Automobiles and trucks	10,201	10,148
Chemical plants	66,491	67,114
Construction in progress	11,126	10,323
Total property, plant, and equipment	423,227	415,642
Less accumulated depreciation	(309,858)	(307,926)
Net property, plant, and equipment	113,369	107,716
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $52,427 in 2024 and $51,509 in 2023	28,073	29,132
Operating lease right-of-use assets	30,964	31,915
Investments	20,386	17,354
Other assets	10,969	10,829
Total other assets	90,392	89,230
Total assets	$491,325	$478,961

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$47,491	$52,290
Compensation and employee benefits	19,232	26,918
Operating lease liabilities, current portion	8,731	9,101
Accrued taxes	13,192	10,350
Accrued liabilities and other	29,280	27,303
Total current liabilities	117,926	125,962
Long-term debt, net	179,394	157,505
Operating lease liabilities	26,738	27,538
Asset retirement obligations	14,645	14,199
Deferred income taxes	2,176	2,279
Other liabilities	4,299	4,144
Total long-term liabilities	227,252	205,665
Commitments and contingencies (Note 7)
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at March 31, 2024 and December 31, 2023; 134,274,837 shares issued at March 31, 2024 and 133,217,848 shares issued at December 31, 2023	1,343	1,332
Additional paid-in capital	488,440	489,156
Treasury stock, at cost; 3,138,675 shares held at March 31, 2024 and December 31, 2023	(19,957)	(19,957)
Accumulated other comprehensive loss	(46,628)	(45,231)
Retained deficit	(275,794)	(276,709)
Total TETRA stockholders’ equity	147,404	148,591
Noncontrolling interests	(1,257)	(1,257)
Total equity	146,147	147,334
Total liabilities and equity	$491,325	$478,961

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2023	$1,332	$489,156	$(19,957)	$(45,886)	$655	$(276,709)	$(1,257)	$147,334
Net income for first quarter 2024	—	—	—	—	—	915	—	915
Translation adjustment, net of taxes of $0	—	—	—	(1,634)	—	—	—	(1,634)
Other comprehensive income	—	—	—	—	237	—	—	237
Comprehensive loss								(482)
Equity-based compensation	—	1,623	—	—	—	—	—	1,623
Other	11	(2,339)	—	—	—	—	—	(2,328)
Balance at March 31, 2024	$1,343	$488,440	$(19,957)	$(47,520)	$892	$(275,794)	$(1,257)	$146,147

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2022	$1,318	$477,820	$(19,957)	$(48,991)	$(72)	$(302,493)	$(1,228)	$106,397
Net income (loss) for first quarter 2023	—	—	—	—	—	6,040	(7)	6,033
Translation adjustment, net of taxes of $0	—	—	—	1,421	—	—	—	1,421
Other comprehensive income	—	—	—	—	121	—	—	121
Comprehensive income								7,575
Equity-based compensation(1)	—	3,514	—	—	—	—	—	3,514
Other	7	(1,341)	—	—	—	—	1	(1,333)
Balance at March 31, 2023	$1,325	$479,993	$(19,957)	$(47,570)	$49	$(296,453)	$(1,234)	$116,153
(1)    Equity-based compensation for the three months ended March 31, 2023 includes $2.3 million for a portion of short-term incentive compensation that was settled through grants of restricted stock units rather than cash.

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$915	$6,033
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	8,755	8,670
(Gain) loss on investments	(2,795)	505
Equity-based compensation expense	1,623	1,276
Recovery of credit losses	(115)	(21)
Amortization and expense of financing costs	380	884
Expense unamortized finance costs	5,535	—
Insurance recoveries associated with damaged equipment	—	(2,850)
Gain on sale of assets	(29)	(170)
Other non-cash credits	(553)	(100)
Changes in operating assets and liabilities:
Accounts receivable	(19,605)	12,626
Inventories	1,542	(11,313)
Prepaid expenses and other current assets	(3,918)	4,496
Trade accounts payable and accrued expenses	(5,577)	(11,179)
Other	26	128
Net cash provided by (used in) operating activities	(13,816)	8,985
Investing activities:
Purchases of property, plant, and equipment, net	(15,827)	(12,784)
Proceeds from sale of property, plant, and equipment	251	289
Proceeds from insurance recoveries associated with damaged equipment	—	2,850
Other investing activities	(172)	(1,552)
Net cash used in investing activities	(15,748)	(11,197)
Financing activities:
Proceeds from credit agreements and long-term debt	184,456	52,756
Principal payments on credit agreements and long-term debt	(163,215)	(47,362)
Payments on financing lease obligations	(277)	(258)
Shares withheld for taxes on equity-based compensation	(2,339)	—
Debt issuance costs and other financing activities	(5,277)	—
Net cash provided by financing activities	13,348	5,136
Effect of exchange rate changes on cash	(330)	167
Increase (decrease) in cash and cash equivalents	(16,546)	3,091
Cash and cash equivalents at beginning of period	52,485	13,592
Cash and cash equivalents at end of period	$35,939	$16,683

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

We are an energy services and solutions company with operations on six continents focused on developing environmentally conscious services and solutions that help make people's lives better. In addition to providing products and services to the oil and gas industry and calcium chloride for diverse applications, TETRA is expanding into the low-carbon energy market with chemistry expertise, key mineral acreage, and global infrastructure, helping to meet the demand for sustainable energy in the twenty-first century. We were incorporated in Delaware in 1981. Our products and services are delivered through two reporting segments – Completion Fluids & Products Division and Water & Flowback Services Division.

Our Completion Fluids & Products Division manufactures and markets clear brine fluids (“CBFs”), additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry. Calcium chloride is used in the oil and gas industry, and also has broad industrial applications to the agricultural, road, food and beverage, and lithium production markets. Our Completion Fluids & Products Division also markets TETRA PureFlow, an ultra-pure zinc bromide, as well as TETRA PureFlow Plus, an ultra-pure zinc bromide/zinc chloride blend, to battery technology companies.

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended March 31, 2024 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2024.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (“SEC”) and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2023 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024 (the “2023 Annual Report”).

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2023 included in our 2023 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the first quarter of 2024.

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

Mineral Resources Arrangement

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. In June 2023, we entered into a memorandum of understanding (“MOU”) with Saltwerx LLC (“Saltwerx”), an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to a newly formed Brine Unit and potential bromine and lithium production from brine produced from the unit. We completed an initial preliminary economic assessment in early 2023 for a bromine extraction plant. On January 8, 2024, we announced the completion of a technical resources report for our Brine Unit in Arkansas. During the three months ended March 31, 2024, we capitalized approximately $4.0 million of costs associated with the development of our properties in Arkansas. We recognized $0.7 million of expense during the three months ended March 31, 2023 for exploration and pre-development costs representing expenditures incurred to evaluate potential future development of our lithium and bromine properties in Arkansas.

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada, Brazil, and certain of our operations in Mexico, respectively. The United States dollar is the designated functional currency for all of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) losses are included in other (income) expense, net and totaled $(0.2) million and $0.2 million during the three months ended March 31, 2024 and March 31, 2023, respectively.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Interest paid	$5,406	$4,513
Income taxes paid	$433	$1,358

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued capital expenditures	$3,908	$5,171

New Accounting Pronouncements

Standards not yet adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segments disclosures in annual and interim financial statements, primarily through expanded disclosures of significant segment expenses. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024, with early adoption permitted.

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

The Company is currently evaluating the expected impact of these standards but does not expect them to have a significant impact on its consolidated financial statements upon adoption as the standards expand disclosures only.
NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our contract asset balances, primarily associated with contractual invoicing milestones and/or customer documentation requirements, were $25.4 million and $30.6 million as of March 31, 2024 and December 31, 2023, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $5.8 million and $3.1 million as of March 31, 2024 and December 31, 2023, respectively, and vary based on the timing of invoicing and performance obligations being met. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. We recognized approximately $0.1 million and $0.7 million of revenue during the three months ended March 31, 2024 and March 31, 2023, respectively, deferred in unearned income as of the beginning of the period. During the three months ended March 31, 2024 and March 31, 2023, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 9 - “Industry Segments.” In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Completion Fluids & Products
United States	$41,437	$32,824
International	35,845	36,218
	77,282	69,042
Water & Flowback Services
United States	64,711	68,338
International	8,979	8,829
	73,690	77,167
Total Revenue
United States	106,148	101,162
International	44,824	45,047
	$150,972	$146,209
NOTE 3 – INVENTORIES

Components of inventories as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Finished goods	$81,138	$79,769
Raw materials	4,280	8,329
Parts and supplies	7,012	6,868
Work in progress	1,855	1,570
Total inventories	$94,285	$96,536

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.
NOTE 4 – INVESTMENTS

Our investments as of March 31, 2024 and December 31, 2023 consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Investment in CSI Compressco	$12,204	$8,538
Investment in CarbonFree	6,888	6,850
Investment in Standard Lithium	944	1,616
Other investments	350	350
Total Investments	$20,386	$17,354
Following the January 2021 sale of the general partner of CSI Compressco LP (“CSI Compressco”), we owned approximately 3.7% of the outstanding CSI Compressco common units (NASDAQ: CCLP) as of March 31, 2024. CSI Compressco was acquired by Kodiak Gas Services, Inc. (NYSE: KGS) (“Kodiak”) on April 1, 2024. See Note 10 - “Subsequent Events” for further information.

CarbonFree Chemicals Holdings LLC (“CarbonFree”) is a carbon capture company with patented technologies that capture CO2 and mineralize emissions to make commercial, carbon-negative chemicals. In December 2021, we invested $5.0 million in a convertible note issued by CarbonFree. During the three month period ended March 31, 2024, the convertible note agreement was amended and, in connection with that amendment, note holders agreed to defer their right to electively convert the convertible notes to common units of CarbonFree (“CarbonFree Units”) for two years. In exchange for the amendment, we received CarbonFree Units representing less than 1% of the CarbonFree Units outstanding as of March 31, 2024. The CarbonFree Units are not publicly traded and may not be offered, sold, transferred or pledged until such common units are registered pursuant to an effective registration statement or pursuant to an exemption from registration. Our exposure to potential losses by CarbonFree is limited to our investment, including capitalized and accrued interest associated with the CarbonFree convertible note and CarbonFree Units.

We are party to agreements whereby Standard Lithium Ltd. (NYSE: SLI) (“Standard Lithium”) has the rights to produce and extract lithium in a portion of our Arkansas leases. The Company received stock of Standard Lithium under the terms of its arrangements.

See Note 7 - “Fair Value Measurements” for further information.
NOTE 5 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of March 31, 2024 and December 31, 2023 consists of the following:

	Scheduled Maturity	March 31, 2024	December 31, 2023

		(in thousands)
Term Credit Agreement(1)	January 12, 2030	$179,394	$157,505
Total long-term debt		$179,394	$157,505
(1) Net of unamortized discount of $5.5 million and $2.2 million as of March 31, 2024 and December 31, 2023, respectively, and net of unamortized deferred financing costs of $5.1 million and $3.3 million as of March 31, 2024 and December 31, 2023, respectively.

Term Credit Agreement

On January 12, 2024, the Company entered into a definitive agreement for a $265.0 million credit facility, consisting of a $190.0 million funded term loan and a $75.0 million delayed-draw term loan (collectively the “Term Credit Agreement”) that refinanced the Company’s prior credit facility outstanding as of December 31, 2023 and provided capital to advance the Company’s Arkansas bromine processing project. Pricing on the Term Credit Agreement is the secured overnight financing rate plus 5.75%. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum. The interest rate per annum on borrowings under the Term Credit Agreement is 11.17% as of March 31, 2024 and the maturity date of the Term Credit Agreement is January 12, 2030. The Company used the net proceeds to repay in full the balance of its prior credit facility, with approximately $15.2 million of additional cash, net of discounts and transaction expenses. As a result of termination of the prior credit facility, a loss of $5.5 million was recognized during the three-month period ended March 31, 2024 primarily for unamortized deferred financing costs.

The Term Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the Company and certain of its subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, engaging in mergers and other fundamental changes, the making of investments, entering into transactions with affiliates, the payment of dividends and other restricted payments, the prepayment of other indebtedness and the sale of assets. The Term Credit Agreement also requires the Company to maintain a Leverage Ratio (as defined in the new term loan credit agreement) of not more than 4.0 to 1.0 as of the end of each fiscal quarter and Liquidity (as defined in the Term Credit Agreement) of not less than $50.0 million at all times.

All obligations under the Term Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest on substantially all of the property of the Company and its domestic subsidiaries, subject to the lien priorities set forth in the intercreditor agreement with the agent under our ABL Credit Agreement.

Our Term Credit Agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report beginning with the financial statements for the year ending December 31, 2024.

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

ABL Credit Agreement

As of March 31, 2024, our asset-based credit agreement (“ABL Credit Agreement”) provides for a senior secured revolving credit facility of up to $80.0 million, with a $20.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, a swingline loan sublimit of $11.5 million, and a $15.0 million sub-facility subject to a borrowing base consisting of certain trade receivables and inventory in the United Kingdom.

As of March 31, 2024, we had no balance outstanding and $0.5 million in letters of credit and guarantees under our ABL Credit Agreement. Deferred financing costs of $0.5 million and $0.6 million as of March 31, 2024 and December 31, 2023, respectively, were classified as other long-term assets on the accompanying consolidated balance sheet as there was no outstanding balance on our ABL Credit Agreement. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $79.5 million under this agreement.

Borrowings under the ABL Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) the standard overnight financing rate plus 0.10%, (ii) a base rate plus a margin based on a fixed charge coverage ratio, (iii) the Daily Simple Risk Free Rate plus 0.10%, or (iv) with respect to borrowings denominated in Sterling, the Daily Simple Risk Free Rate for Sterling plus 0.0326%. The base rate is determined by reference to the highest of (a) the prime rate of interest as announced from time to time by JPMorgan Chase Bank, N.A. (b) the Federal Funds Effective Rate (as defined in the ABL Credit Agreement) plus 0.5% per annum and (c) the standard overnight financing rate (adjusted to reflect any required bank reserves) for a one-month period on such day plus 1.0% per annum. Borrowings outstanding have an applicable margin ranging from 1.75% to 2.25% per annum for LIBOR-based loans and 0.75% to 1.25% per annum for base-rate loans, based upon the applicable fixed charge coverage ratio. As of March 31, 2024, the interest rate per annum on borrowings under the ABL Credit Agreement is 8.75%. In addition to paying interest on the outstanding principal under the ABL Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at an applicable rate ranging from 0.375% to 0.5% per annum, paid monthly in arrears based on utilization of the commitments under the ABL Credit Agreement. TETRA is also required to pay a customary letter of credit fee equal to the applicable margin on loans and fronting fees.

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

Swedish Credit Facility

In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of March 31, 2024, we had no balance outstanding and availability of approximately $4.7 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2024 and the Company intends to renew it annually.

Finland Credit Agreement

In January 2022, the Company also entered into an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of March 31, 2024, there were $1.5 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2025 and the Company intends to renew it annually.

Covenants

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of March 31, 2024, we are in compliance with all covenants under the credit agreements.
NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. There have been no material developments in our legal proceedings during the quarter ended March 31, 2024. For additional discussion of our legal proceedings, please see our 2023 Annual Report. Also see Note 10 - “Subsequent Events” for information related to a putative class action complaint that was filed on April 25, 2024.

While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not consider it reasonably possible that a loss resulting from such lawsuits or other proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse impact on our financial condition, results of operations, or liquidity.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of March 31, 2024, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $69.0 million, including $20.9 million for the remainder of 2024, $22.5 million in 2025, $16.0 million in 2026, $7.4 million in 2027 and $2.2 million in 2028.
NOTE 7 – FAIR VALUE MEASUREMENTS

Financial Instruments

Investments

We retained an interest in CSI Compressco representing approximately 3.7% of CSI Compressco’s outstanding common units as of March 31, 2024. CSI Compressco was acquired by Kodiak on April 1, 2024. See Note 10 - “Subsequent Event” for further information. In December 2021, we invested in a $5.0 million convertible note issued by CarbonFree. In addition, we receive stock of Standard Lithium under the terms of our arrangements as noted in Note 4 - “Investments.”

Our investments in CSI Compressco and Standard Lithium are recorded in investments on our consolidated balance sheets based on the quoted market stock price (Level 1 fair value measurements). The stock component of consideration received from Standard Lithium was initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Changes in the value of stock are recorded in other (income) expense, net in our consolidated statements of operations.

Our investment in convertible notes and common units issued by CarbonFree is recorded in our consolidated financial statements based on an internal valuation with assistance from a third-party valuation specialist (Level 3 fair value measurement). The valuation is impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings. The convertible note includes an option to convert the note into equity interests issued by CarbonFree. The change in the fair value of the embedded option is included in other (income) expense, net in our consolidated statements of operations. The change in the fair value of the convertible note, excluding the embedded option, and common units are included in other comprehensive income (loss) in our consolidated statements of comprehensive income.

The change in our investments for the three-month periods ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$10,154	$7,200	$17,354
Unrealized gain on equity securities	2,994	—	2,994
Unrealized loss on embedded option	—	(199)	(199)
Unrealized gain on convertible note, excluding embedded option	—	237	237
Investment balance at end of period	$13,148	$7,238	$20,386

	Three Months Ended March 31, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$8,147	$6,139	$14,286
Unrealized loss on equity securities	(184)	—	(184)
Unrealized loss on embedded option	—	(321)	(321)
Unrealized gain on convertible note, excluding embedded option	—	121	121
Investment balance at end of period	$7,963	$5,939	$13,902

Recurring fair value measurements by valuation hierarchy as of March 31, 2024 and December 31, 2023 are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$12,204	$12,204	$—	$—
Investment in CarbonFree	6,888	—	—	6,888
Investment in Standard Lithium	944	944	—	—
Other investments	350	—	—	350
Total investments	$20,386

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$8,538	$8,538	$—	$—
Investment in CarbonFree	6,850	—	—	6,850
Investment in Standard Lithium	1,616	1,616	—	—
Other investments	350	—	—	350
Investments	$17,354

Other

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and long-term debt approximate their carrying amounts. See Note 5 - “Long-Term Debt and Other Borrowings” for further discussion.
NOTE 8 – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Number of weighted average common shares outstanding	130,453	128,940
Assumed vesting of equity awards	1,670	1,035
Average diluted shares outstanding	132,123	129,975

NOTE 9 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Division and Water & Flowback Services Division.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$72,753	$65,515
Water & Flowback Services Division	584	20
Consolidated	$73,337	$65,535

Services
Completion Fluids & Products Division	$4,529	$3,527
Water & Flowback Services Division	73,106	77,147
Consolidated	$77,635	$80,674

Total revenues
Completion Fluids & Products Division	$77,282	$69,042
Water & Flowback Services Division	73,690	77,167
Consolidated	$150,972	$146,209

Income (loss) before taxes and discontinued operations
Completion Fluids & Products Division	$19,792	$18,442
Water & Flowback Services Division	721	6,378
Corporate Overhead(1)	(19,218)	(17,286)
Consolidated	$1,295	$7,534
(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
General and administrative expense	$11,102	$11,059
Depreciation and amortization	81	109
Interest expense	6,145	5,460
Loss on debt extinguishment	5,535	—
Other general corporate (income) expense, net	(3,645)	658
Total	$19,218	$17,286
NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction and event described below.
On April 1, 2024, Kodiak completed its acquisition of CSI Compressco. In exchange for our 5.2 million CSI Compressco common units, we received approximately 450,000 shares of Kodiak common stock.

On April 25, 2024, a purported stockholder of the Company filed a putative class action complaint in the Delaware Court of Chancery naming as defendants all current members of the Board, the Company and the Rights Agent. The litigation is captioned Webb, et al. v. Murphy, et al., C.A. No. 2024-0445 (Del. Ch.). The plaintiff alleges that the Board breached their fiduciary duties by adopting and maintaining the Company’s Tax Benefits Preservation Plan (the “Tax Plan”). The plaintiff seeks, among other relief, to enjoin the Tax Plan. We believe that the plaintiff’s claims lack merit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024 (“2023 Annual Report”). This discussion includes forward-looking statements that involve certain risks and uncertainties.
Business Overview

We are an energy services and solutions company with operations on six continents focused on developing environmentally conscious services and solutions that help make people's lives better. In addition to providing products and services to the oil and gas industry and calcium chloride for diverse applications, TETRA is expanding into the low-carbon energy market with chemistry expertise, key mineral acreage, and global infrastructure, helping to meet the demand for sustainable energy in the twenty-first century. We are composed of two segments – Completion Fluids & Products Division and Water & Flowback Services Division.

Consolidated revenue for the first three months of 2024 of $151.0 million reflects a 3.3% increase over the prior year, reflecting growth in international markets and the Gulf of Mexico. Strong margins from our Completion Fluids & Products Division, driven largely by deepwater completion projects, more than offset a weaker first quarter for our Water & Flowback Services Division.

Completion Fluids & Products Division revenues for the first three months of 2024 increased 11.9% compared to the first three months of 2023 as pricing and market share have continued to improve. Completion Fluids & Products Division revenues increased 6.5% sequentially.

Our Water & Flowback Services revenues decreased 8.5% sequentially and decreased 4.5% compared to the first three months of 2023, reflecting lower revenues following the sale of the first early production facility to our customer in Latin America in October 2023, as well as a slowdown in North America onshore completion activity.

We are committed to pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. In June 2023, we entered into the MOU with Saltwerx, an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to a newly formed Brine Unit and potential bromine and lithium production from brine produced from the unit. The MOU with Saltwerx includes provisions relating to: (i) initial brine ownership percentages within the Brine Unit, including the bromine and lithium contained in the brine, (ii) the transfer of certain leased acres outside the proposed Brine Unit from us to Saltwerx, (iii) reimbursement by Saltwerx of certain expenses that we incurred for the development of leased acreage to be included in the Brine Unit, and (iv) an allocation of certain future costs for the drilling of a brine production test well and other development operations, including front-end engineering and design studies for bromine and lithium production facilities. The extraction of lithium and bromine from these brine leases would likely require a significant amount of time and capital, which we are not able to estimate at this time. We completed an initial preliminary economic assessment in early 2023 for a bromine extraction plant. On January 8, 2024, we announced the completion of a technical resources report (the “Resources Report”) for our Brine Unit in Arkansas. We expect an initial economic assessment to follow in the first half of 2024 for a lithium extraction plant, subject to the progress of early engineering. We have continued to advance the definitive feasibility study for the Arkansas bromine processing facility and negotiate a lithium joint venture with ExxonMobil for the Brine Unit.

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

Three months ended March 31, 2024 compared with three months ended December 31, 2023.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2024	2023
	(in thousands, except percentages)
Revenues	$150,972	$153,126	$(2,154)	(1.4)%
Gross profit	31,102	30,243	859	2.8%
Gross profit as a percentage of revenue	20.6%	19.8%
Exploration and pre-development costs	—	5,283	(5,283)	(100.0)%
General and administrative expense	22,298	23,336	(1,038)	(4.4)%
General and administrative expense as a percentage of revenue	14.8%	15.2%
Interest expense, net	5,952	5,677	275	4.8%
Loss on debt extinguishment	5,535	—	5,535	100.0%
Other income, net	(3,978)	(422)	3,556	842.7%
Income (loss) before taxes and discontinued operations	1,295	(3,631)	4,926	NM(1)
Income (loss) before taxes and discontinued operations as a percentage of revenue	0.9%	(2.4)%
Provision for income taxes	380	608	(228)	(37.5)%
Income (loss) before discontinued operations	915	(4,239)	5,154	(121.6)%
Discontinued operations:
Loss from discontinued operations, net of taxes	—	346	346	100.0%
Net income (loss)	915	(3,893)	4,808	(123.5)%
Loss attributable to noncontrolling interests	—	2	(2)	100.0%
Net income (loss) attributable to TETRA stockholders	$915	$(3,891)	$4,806	(123.5)%
 (1) Percent change is not meaningful

Consolidated revenues decreased between the current and previous quarters primarily due to a decrease in revenues from the Water & Flowback Services Division partially offset by an increase in overall activity for the Completion Fluids & Products Division. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit as a percentage of revenue increased primarily due to our Completion Fluids & Products Division’s higher overall activity levels and margins. See Divisional Comparisons section below for additional discussion.

Consolidated exploration and pre-development costs decreased $5.3 million due to the capitalization of costs beginning in January 2024 following project developments, including the milestone Resource Report, compared to expensing of costs associated with the front-end engineering and design study and appraisal costs associated with the activity in the prior quarter.

Consolidated general and administrative expenses decreased compared to the prior quarter, primarily due to a $0.7 million decrease in compensation expenses, and a $0.3 million decrease in legal expenses.

Consolidated loss on debt extinguishment increased $5.5 million primarily from non-cash unamortized finance costs expensed in connection with the repayment of our prior Term Credit Agreement in January 2024.

Consolidated other income, net, increased in the current quarter, compared to the prior quarter primarily due to an increase in unrealized gains on investments, primarily due to the $2.4 million increase from the change in the unit price of the CSI Compressco common units we owned, and a $3.4 million decrease in foreign exchange losses primarily due to the impact of currency devaluation in Argentina during the prior quarter. These changes were partially offset by a $2.6 million decrease in credits for exploration and pre-development costs reimbursable from Saltwerx as the credits are included in the Arkansas project cost capitalization beginning in January 2024.

Consolidated provision for income tax was $0.4 million during the current quarter, compared to a $0.6 million provision during the prior quarter. Our consolidated effective tax rate for the three months ended March 31, 2024 was 29.3% due to a significant portion of the income was in jurisdictions for which we were not able to utilize net operating losses for which we had established valuation allowances. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States and certain other non-U.S. jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2024	2023
	(in thousands, except percentages)
Revenues	$77,282	$72,556	$4,726	6.5%
Gross profit	26,431	20,215	6,216	30.7%
Gross profit as a percentage of revenue	34.2%	27.9%
Exploration and pre-development costs	—	5,283	(5,283)	(100.0)%
General and administrative expense	6,693	6,450	243	3.8%
General and administrative expense as a percentage of revenue	8.7%	8.9%
Interest income, net	(269)	(47)	(222)	(472.3)%
Other (income) expense, net	215	(2,455)	(2,670)	NM(1)
Income before taxes and discontinued operations	$19,792	$10,984	$8,808	80.2%
Income before taxes and discontinued operations as a percentage of revenue	25.6%	15.1%
 (1) Percent change is not meaningful

Revenues for our Completion Fluids & Products Division increased primarily due to increased volumes and favorable pricing for industrial chemical sales in North America and Europe during the quarter.

Gross profit for our Completion Fluids & Products Division increased compared to the prior quarter primarily due to the increase in revenues mentioned above as well as favorable pricing and raw material cost changes. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Completion Fluids & Products Division exploration and pre-development costs associated with our potential Southwest Arkansas bromine development project decreased $5.3 million due to the capitalization of costs beginning in January 2024, compared to expensing of costs associated with the front-end engineering and design study and well appraisal costs in the prior quarter. Other income, net decreased primarily due to the $2.6 million decrease in credits for exploration and pre-development costs from Saltwerx following the shift to capitalize the project costs and reimbursement.

Water & Flowback Services Division

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2024	2023
	(in thousands, except percentages)
Revenues	$73,690	$80,570	$(6,880)	(8.5)%
Gross profit	4,752	10,126	(5,374)	(53.1)%
Gross profit as a percentage of revenue	6.4%	12.6%
General and administrative expense	4,503	4,956	(453)	(9.1)%
General and administrative expense as a percentage of revenue	6.1%	6.2%
Interest (income) expense, net	76	(38)	114	(300.0)%
Other (income) expense, net	(548)	2,353	2,901	NM(1)
Income before taxes and discontinued operations	$721	$2,855	$(2,134)	(74.7)%
Income before taxes and discontinued operations as a percentage of revenue	1.0%	3.5%
 (1) Percent change is not meaningful

Revenues for our Water & Flowback Services Division decreased in the current quarter compared to the prior quarter, primarily due to the lower overall customer activity in the North America onshore business, which was impacted by the timing of customer completion schedules. In addition, prior quarter revenues included the sale of our first early production facility in Latin America.

Gross profit for our Water & Flowback Services Division decreased compared to the previous quarter due to lower revenue and increased operating costs in water management, particularly in the North America onshore business. We also experienced some one-off costs as activity levels rebounded. We also maintained staff and equipment levels during the temporary slowdown through the first quarter in order to be prepared to respond to opportunities from the second quarter onwards.

The Water & Flowback Services Division income before taxes and discontinued operations decreased primarily due to a decline in gross profits described above partially offset by a $2.8 million decrease in foreign exchange losses from devaluation of the Argentinian Peso during the prior quarter.

Corporate Overhead

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2024	2023
	(in thousands, except percentages)
Depreciation and amortization	$81	$97	$(16)	(16.5)%
General and administrative expense	11,102	11,929	(827)	(6.9)%
Interest expense, net	6,145	5,762	383	6.6%
Loss on debt extinguishment	5,535	—	5,535	100.0%
Other income, net	(3,645)	(318)	3,327	NM(1)
Loss before taxes and discontinued operations	$(19,218)	$(17,470)	$(1,748)	10.0%
 (1) Percent change is not meaningful

Corporate overhead loss before taxes and discontinued operations increased compared to the prior quarter primarily due to the $5.5 million loss associated with the early extinguishment of our prior term credit agreement and a $0.4 million increase in interest expense due to increased borrowings on the new Term Credit Agreement. These increases were partially offset by a $2.4 million increase in unrealized gains related to unit price changes of our investment in CSI Compressco and a $0.8 million decrease in general and administrative expenses, including lower compensation costs and professional services.

Three months ended March 31, 2024 compared with three months ended March 31, 2023.
Consolidated Comparisons

	Three Months Ended
	March 31,		Period to Period Change
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenues	$150,972	$146,209	$4,763	3.3%
Gross profit	31,102	36,323	(5,221)	(14.4)%
Gross profit as a percentage of revenue	20.6%	24.8%
Exploration and pre-development costs	—	720	(720)	100.0%
General and administrative expense	22,298	23,191	(893)	(3.9)%
General and administrative expense as a percentage of revenue	14.8%	15.9%
Interest expense, net	5,952	5,092	860	16.9%
Loss on debt extinguishment	5,535	—	5,535	100.0%
Other income, net	(3,978)	(214)	3,764	NM(1)
Income before taxes and discontinued operations	1,295	7,534	(6,239)	(82.8)%
Income before taxes and discontinued operations as a percentage of revenue	0.9%	5.2%
Provision for income taxes	380	1,489	(1,109)	(74.5)%
Income before discontinued operations	915	6,045	(5,130)	(84.9)%
Discontinued operations:
Income from discontinued operations, net of taxes	—	(12)	(12)	NM(1)
Net income	915	6,033	(5,118)	(84.8)%
Loss attributable to noncontrolling interests	—	7	(7)	100.0%
Net income attributable to TETRA stockholders	$915	$6,040	$(5,125)	(84.9)%
 (1) Percent change is not meaningful

Consolidated revenues increased in the current year primarily due to higher activity compared to the prior year for our Completion Fluids & Products Division, partially offset by lower revenues from our Water & Flowback Services Division. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit decreased in the current year primarily due to the decrease in revenue and an increase in operating costs from our Water & Flowback Services Division, partially offset by an increase in European and North American sales from our Completion Fluids & Products Division. Profit margins for both divisions declined primarily due to the effect of changes in product mix.

Consolidated exploration and pre-development costs decreased $0.7 million due to the capitalization of certain pre-development costs related to our leased acreage in Arkansas beginning in January 2024.

Consolidated general and administrative expenses decreased compared to the prior year, primarily due to a $0.7 million decrease in professional services as well as a $0.3 million decrease in general expenses.

Consolidated interest expense, net, increased in the current year primarily due to increased borrowing on our Term Credit Agreement as well as higher interest rates.

Consolidated loss on debt extinguishment increased $5.5 million primarily from non-cash unamortized finance costs expensed in connection with the repayment of our prior Term Credit Agreement in January 2024.

Consolidated other income, net, increased in the current year compared to the prior year primarily due to a $4.2 million increase in unrealized gains due to the change in the unit price of the CSI Compressco common units we owned and a $0.3 million increase in foreign exchange gains, partially offset by a $1.0 million increase in unrealized losses on Standard Lithium shares.

Consolidated provision for income taxes was $0.4 million during the current year, compared to $1.5 million during the prior year. Our consolidated effective tax rate for the current year is 29.3%, compared to 19.8% during the prior year. The decrease in our tax provision compared to the prior year was primarily due to the decrease in income. Our effective tax rate increase was primarily the result of a significant portion of income generated in jurisdictions for which we were not able to utilize net operating losses for which we had established valuation allowances. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended
	March 31,		Period to Period Change
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenues	$77,282	$69,042	$8,240	11.9%
Gross profit	26,431	25,010	1,421	5.7%
Gross profit as a percentage of revenue	34.2%	36.2%
Exploration and pre-development costs	—	720	(720)	100.0%
General and administrative expense	6,693	7,173	(480)	(6.7)%
General and administrative expense as a percentage of revenue	8.7%	10.4%
Interest income, net	(269)	(395)	(126)	(31.9)%
Other (income) expense, net	215	(930)	(1,145)	NM(1)
Income before taxes and discontinued operations	$19,792	$18,442	$1,350	7.3%
Income before taxes and discontinued operations as a percentage of revenue	25.6%	26.7%
 (1) Percent change is not meaningful

Revenues for our Completion Fluids & Products Division increased compared to the prior year primarily due to higher European and North America industrial chemical sales volumes, as well as favorable pricing and product mix.

Gross profit for our Completion Fluids & Products Division increased compared to the prior year due to an increase in sales volumes and higher pricing, combined with favorable raw material costs. Profit margins declined due to the effect of changes in product mix. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Income before taxes and discontinued operations for our Completion Fluids & Products Division increased compared to the prior year driven by higher gross profit, a $0.7 million decrease in costs associated with the exploratory brine project following the capitalization of costs beginning in January 2024, and a $0.5 million decrease in general and administrative costs due to lower professional services. These decreases were partially offset by a $1.0 million increase in unrealized losses from our investment in Standard Lithium shares, which is included in other income, net.

Water & Flowback Services Division

	Three Months Ended
	March 31,		Period to Period Change
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenues	$73,690	$77,167	$(3,477)	(4.5)%
Gross profit	4,752	11,422	(6,670)	(58.4)%
Gross profit as a percentage of revenue	6.4%	14.8%
General and administrative expense	4,503	4,959	(456)	(9.2)%
General and administrative expense as a percentage of revenue	6.1%	6.4%
Interest expense, net	76	27	49	181.5%
Other (income) expense, net	(548)	58	606	NM(1)
Income before taxes and discontinued operations	$721	$6,378	$(5,657)	(88.7)%
Income before taxes and discontinued operations as a percentage of revenue	1.0%	8.3%
 (1) Percent change is not meaningful

Revenues for our Water & Flowback Services Division decreased for both water management and production testing due to lower customer drilling and completion activity. This was partially offset by higher revenues from our early production facilities in Latin America and offshore well test operations.

Gross profit for our Water & Flowback Services Division decreased from the prior year primarily due to lower revenues resulting from the decreased activity levels described above and increased operating costs in water management, particularly in North America onshore.

Income before taxes and discontinued operations for our Water & Flowback Services Division decreased in the current year primarily due to a decline in the gross profit described above, partially offset by a $0.5 million decrease in general and administrative expense from lower compensation and professional services.

Corporate Overhead

	Three Months Ended
	March 31,		Period to Period Change
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$81	$109	$(28)	(25.7)%
General and administrative expense	11,102	11,059	43	0.4%
Interest expense, net	6,145	5,460	685	12.5%
Loss on debt extinguishment	5,535	—	5,535	100.0%
Other (income) expense, net	(3,645)	658	(4,303)	654.0%
Loss before taxes and discontinued operations	$(19,218)	$(17,286)	$(1,932)	11.2%

Corporate overhead loss before taxes and discontinued operations increased primarily due to a $5.5 million loss associated with the early extinguishment of our prior term credit agreement in January 2024 and a $0.7 million increase in interest expense, net due to an increase in borrowing and the interest rate on our Term Credit Agreement, partially offset by a $4.2 million increase in unrealized gains related to unit price changes of our investment in CSI Compressco.
Non-GAAP Financial Measures

We use U.S. GAAP financial measures such as revenues, gross profit, income (loss) before taxes and discontinued operations, and net cash provided by operating activities, as well as certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures for our business.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before taxes and discontinued operations, excluding impairments, exploration and pre-development costs, certain special, non-recurring or other charges (or credits), including loss on debt extinguishment, interest, depreciation and amortization, income from collaborative arrangement and certain non-cash items such as equity-based compensation expense. The most directly comparable GAAP financial measure is net income (loss) before taxes and discontinued operations. Exploration and pre-development costs represent expenditures incurred to evaluate potential future development of TETRA’s lithium and bromine properties in Arkansas. Such costs include exploratory drilling and associated engineering studies. Income from collaborative arrangement represents the portion of exploration and pre-development costs that are reimbursable by our strategic partner. We began capitalizing certain exploration and pre-development costs in January 2024 and therefore these costs are only excluded to the extent they were expensed. Exploration and pre-development costs and the associated income from collaborative arrangement were excluded from Adjusted EBITDA in prior periods because they did not relate to the Company’s current business operations. Adjustments to long-term incentives represent adjustments to valuation of long-term cash incentive compensation awards that are related to prior years. These costs are excluded from Adjusted EBITDA because they did not relate to the periods presented and are considered to be outside of normal operations. Long-term incentives are earned over a three-year period and the costs are recorded over the three-year period they are earned. The amounts accrued or incurred are based on a cumulative of the three-year period. Equity-based compensation expense represents compensation that has been or will be paid in equity and is excluded from Adjusted EBITDA because it is a non-cash item.

Adjusted EBITDA is used by management as a supplemental financial measure to assess financial performance, without regard to charges or credits that are considered by management to be outside of its normal operations and without regard to financing methods, capital structure or historical cost basis, and to assess the Company’s ability to incur and service debt and fund capital expenditures.

The following tables reconcile net income (loss) before taxes and discontinued operations to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Corporate Other	Total
	(in thousands, except percentages)
Revenue	$77,282	$73,690	$—	$—	$150,972
Net income (loss) before taxes and discontinued operations	19,792	721	(11,101)	(8,117)	1,295
Former CEO stock appreciation right expense	—	—	(186)	—	(186)
Transactions, restructuring, and other expenses	(159)	—	24	—	(135)
Loss on debt extinguishment	—	—	—	5,535	5,535
Interest (income) expense, net	(269)	76	—	6,145	5,952
Depreciation, amortization, and accretion	2,387	6,288	—	81	8,756
Equity-based compensation expense	—	—	1,623	—	1,623
Adjusted EBITDA	$21,751	$7,085	$(9,640)	$3,644	$22,840

Adjusted EBITDA as % of revenue	28.1%	9.6%			15.1%

	Three Months Ended
	December 31, 2023
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Corporate Other	Total
	(in thousands, except percentages)
Revenue	$72,556	$80,570	$—	$—	$153,126
Net income (loss) before taxes and discontinued operations	10,984	2,855	(11,929)	(5,541)	(3,631)
Insurance recoveries	3	—	—	—	3
Impairments and other charges	2,189	—	—	—	2,189
Exploration, pre-development costs, and collaborative arrangements	2,684	—	—	—	2,684
Adjustment to long-term incentives	—	—	281	—	281
Former CEO stock appreciation right expense	—	—	(789)	—	(789)
Transaction, restructuring, and other expenses	—	—	255	—	255
Unusual foreign exchange loss	—	2,444	—	—	2,444
Interest (income) expense, net	(47)	(38)	—	5,762	5,677
Depreciation, amortization, and accretion	2,508	6,019	—	96	8,623
Equity-based compensation expense	—	—	6,406	—	6,406
Adjusted EBITDA	$18,321	$11,280	$(5,776)	$317	$24,142

Adjusted EBITDA as % of revenue	25.3%	14.0%			15.8%

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
Liquidity and Capital Resources

We believe that our capital structure allows us to meet our financial obligations on both a short-term and long-term basis. Our liquidity at the end of the first quarter was $195.1 million. Liquidity is defined as unrestricted cash plus availability under the delayed draw from our Term Credit Agreement, availability under the ABL Credit Agreement and Swedish Credit Facility. Information about the terms and covenants of our debt agreements can be found in Note 5 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating activities	$(13,816)	$8,985
Investing activities	$(15,748)	$(11,197)
Financing activities	$13,348	$5,136

Operating Activities

Consolidated cash flows provided by operating activities decreased compared to the first three months of 2023 primarily due to working capital changes.

Investing Activities

Total cash capital expenditures during the first three months of 2024 were $15.8 million, which reflects increased expenditures to accommodate industry-wide activity. Our Water & Flowback Services Division spent $8.0 million on capital expenditures, and to maintain, automate and upgrade its water management and flowback equipment fleet. Water and Flowback Services Division capital expenditures also included expenditures related to expansion of early production facilities in Latin America. Our Completion Fluids & Products Division spent $7.7 million on capital expenditures, primarily for advancement of our Arkansas brine resource development and investments to support projected activity levels in the United States and Europe.

Investing activities during the first three months of 2023 also included $2.9 million of proceeds for insurance settlements from damage to our Lake Charles facility in 2020.

Historically, a significant majority of our planned capital expenditures have been related to identified opportunities to grow and expand our existing businesses. We are also focused on enhancing shareholder value by capitalizing on our key mineral assets, brine mineral extraction expertise, and deep chemistry competency to expand our offerings into the low carbon energy markets. However, we continue to review all capital expenditure plans carefully in an effort to conserve cash. We currently have no significant long-term capital expenditure commitments. If the forecasted demand for our products and services increases or decreases, the amount of planned expenditures on growth and expansion may be adjusted.

Lithium and Bromine Resources

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. Additional information on these inferred, indicated and measured resources is described in Part I, “Item 2. Properties” in our 2023 Annual Report.

The extraction of lithium and bromine from these brine leases and the work needed to undertake these operations would likely require a significant amount of time and capital. We completed an initial preliminary economic assessment in early 2023 for a bromine extraction plant. We expect an initial economic assessment to follow in the first half of 2024 for a lithium extraction plant, subject to the progress of early engineering. We have continued to advance the definitive feasibility study for the Arkansas bromine processing facility and negotiate a lithium joint venture with ExxonMobil for the Brine Unit.

Financing Activities

Our financing activities for the first three months of 2024 include $184.5 million of borrowings under our new Term Credit Agreement, net of discount, and $163.2 million of repayments primarily for our prior term credit agreement, as well as $0.3 million of capital lease payments associated with equipment leased primarily for the early production facilities in Latin America. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

For additional information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Other Sources and Uses of Cash

In addition to our credit facilities, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of March 31, 2024, the market value of our investments in CSI Compressco and Standard Lithium were $12.2 million and $0.9 million, respectively, with no holding restrictions on our ability to monetize our interests. In addition, we are party to agreements in which Standard Lithium has the right to explore for, and an option to acquire the right to produce and extract lithium in our Arkansas leases as well as additional potential resources, in the Mojave region of California. Standard Lithium exercised its option with respect to our Arkansas leases on October 6, 2023. We also hold an investment in a convertible note and common units issued by CarbonFree valued at $6.9 million as of March 31, 2024.

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

As of March 31, 2024, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
Critical Accounting Policies and Estimates

    There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our 2023 Annual Report. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.
Commitments and Contingencies

Litigation

There have been no material developments in our legal proceedings during the quarter ended March 31, 2024. For additional discussion of our legal proceedings, please see our 2023 Annual Report. Also see Part II,
“Item 1. Legal Proceedings” for information related to a putative class action complaint that was filed on April 25, 2024.

Long-Term Debt

For information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. We have finance leases for certain facility storage tanks and equipment rentals. Information about the terms of our lease agreements can be found in our 2023 Annual Report.

Product and Asset Purchase Obligations

For information on product and asset purchase obligations, see Note 6 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
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

These forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable, but such forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: economic and operating conditions that are outside of our control, including the trading price of our common stock, and the supply, demand, and prices of oil and natural gas; the availability of adequate sources of capital to us; the effect of inflation on the cost of goods and services; the activity levels of our customers; our operational performance; actions taken by our customers, suppliers, competitors and third-party operators; the availability of raw materials and labor at reasonable prices; risks related to acquisitions and our growth strategy; restrictions under our debt agreements and the consequences of any failure to comply with debt covenants; the effect and results of litigation, commercial disputes, regulatory matters, settlements, audits, assessments, and contingencies; potential regulatory initiatives to restrict hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges; risks related to our foreign operations; risks related to our non-controlling equity investments; information and operational technology risks, including the risk of cyberattack; our health, safety and environmental performance; the effects of consolidation on our customers and competitors; global or national health concerns, including the outbreak of pandemics or epidemics such as the coronavirus (COVID-19); acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current conflict between Russia and Ukraine, the conflict in the Israel-Gaza region and continued hostilities in the Middle East, maritime piracy attacks, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions; and statements regarding our beliefs, expectations, plans, goals, future events and performance and other statements that are not purely historical. These statements include statements concerning the inferred mineral resources of lithium and bromine, the potential extraction of lithium and bromine from the leased acreage, the development of the assets including construction of lithium and bromine extraction plants, the economic viability thereof, the demand for such resources, and the timing and cost of such activities; the ability to obtain an initial economic assessment and/or pre-feasibility or feasibility studies regarding our lithium acreage; the ability to obtain pre-feasibility or feasibility studies regarding our bromine acreage; and the ability to obtain a resources report that moves the remaining portion of our bromine and lithium inferred resources to a higher resource or reserve category. With respect to our disclosures of measured, indicated and inferred mineral resources, including bromine and lithium carbonate equivalent concentrations, it is unclear whether they will ever be economically developed. Investors are cautioned that mineral resources do not have demonstrated economic value and further exploration may not result in the estimation of a mineral reserve. Further there are a number of uncertainties related to processing lithium, which is an inherently difficult process, including, for example, the development of the technology to do so successfully and economically. Therefore, investors are cautioned not to assume that all or any part of our resources can be economically or legally commercialized. In particular, investors are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. With respect to the Company’s disclosures of the MOU with Saltwerx, it is uncertain about the ability of the parties to successfully negotiate one or more definitive agreements, the future relationship between the parties, and the ability to successfully and economically produce lithium and bromine from the Brine Unit.

Management believes that these forward-looking statements are reasonable as and when made. However, investors are cautioned not to place undue reliance on any such forward-looking statements. Such statements speak only as of the date on which they are made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations, forecasts or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our 2023 Annual Report, and those described from time to time in our future reports filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. Borrowings under the Term Credit Agreement bear interest at a rate per annum of SOFR plus 5.75%. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum. Borrowings under our ABL Credit Agreement bear interest at an agreed-upon percentage rate spread above SOFR. Borrowings under our Swedish Credit Facility, if any, bear interest at fixed rates of 2.95%. The following table sets forth as of March 31, 2024, the principal amount due under our long-term debt obligations and their respective weighted average interest rates. As of March 31, 2024, we had no balances outstanding under our ABL Credit Agreement or Swedish Credit Facility. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

		Interest	March 31, 2024
	Scheduled Maturity	Rate
			(in thousands)
Term Credit Agreement	January 12, 2030	11.17%	$190,000
TETRA total debt, including current portion			$190,000

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of March 31, 2024, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, the end of the period covered by this quarterly report.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

On April 25, 2024, a purported stockholder of the Company filed a putative class action complaint in the Delaware Court of Chancery naming as defendants all current members of the Board, the Company and the Rights Agent. The litigation is captioned Webb, et al. v. Murphy, et al., C.A. No. 2024-0445 (Del. Ch.). The plaintiff alleges that the Board breached their fiduciary duties by adopting and maintaining the Company’s Tax Benefits Preservation Plan (the “Tax Plan”). The plaintiff seeks, among other relief, to enjoin the Tax Plan. We believe that the plaintiff’s claims lack merit.

For other information regarding litigation, see “Item 1. Legal Proceedings” in our 2023 Annual Report and
Note 6 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Quarterly Report.
Item 1A. Risk Factors.

As of the date of this filing, TETRA and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in our 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, no director or officer of TETRA adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.2
Credit Agreement dated as of January 12, 2024 among TETRA Technologies, Inc., Silver Point Finance, LLC, as administrative agent, and the lenders party thereto (incorporate by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 18, 2024 (SEC File No. 001-13455)).

4.3
Fifth Amendment to Credit Agreement dated as of January 12, 2024 by and among TETRA Technologies, Inc., TETRA Technologies U.K. Limited, the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 18, 2024 (SEC File No. 001-13455)).

10.1*+#	Memorandum of Understanding Amendment No. 1 between TETRA Technologies, Inc. and Saltwerx LLC dated November 29, 2023
10.2*+	Memorandum of Understanding Amendment No. 2 between TETRA Technologies, Inc. and Saltwerx LLC dated January 16, 2024
10.3*+#	Memorandum of Understanding Amendment No. 3 between TETRA Technologies, Inc. and Saltwerx LLC dated March 20, 2024
10.4*+	Memorandum of Understanding Amendment No. 4 between TETRA Technologies, Inc. and Saltwerx LLC dated April 15, 2024
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
*    Filed with this report.
**    Furnished with this report.
+     Portions have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv), because the omitted information is both not material and is the type that the Company treats as private or confidential.
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2024 and 2023; (iii) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (iv) Consolidated Statements of Equity for the three-month periods ended March 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements for the three months ended March 31, 2024.
#     Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any such omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	April 30, 2024	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	April 30, 2024	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	April 30, 2024	By:	/s/Richard D. O’Brien
Richard D. O’Brien
Vice President – Finance and Global Controller
Principal Accounting Officer