Form 10-Q
period 2024-06-30
TETRA TECHNOLOGIES INC
filed 2024-07-31
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of July 30, 2024, there were 131,448,790 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product sales	$96,622	$96,217	$169,959	$161,752
Services	75,313	79,246	152,948	159,920
Total revenues	171,935	175,463	322,907	321,672
Cost of revenues:
Cost of product sales	61,078	55,873	106,484	98,268
Cost of services	58,830	61,201	124,538	122,872
Depreciation, amortization, and accretion	8,774	8,457	17,530	17,127
Impairments and other charges	—	777	—	777
Insurance recoveries	—	—	—	(2,850)
Total cost of revenues	128,682	126,308	248,552	236,194
Gross profit	43,253	49,155	74,355	85,478
Exploration and pre-development costs	—	2,341	—	3,061
General and administrative expense	22,137	26,225	44,435	49,416
Interest expense, net	6,185	5,944	12,137	11,036
Loss on debt extinguishment	—	—	5,535	—
Other (income) expense, net	2,452	(6,435)	(1,526)	(6,649)
Income before taxes and discontinued operations	12,479	21,080	13,774	28,614
Provision for income taxes	4,839	2,875	5,219	4,364
Income before discontinued operations	7,640	18,205	8,555	24,250
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(8)	—	(20)
Net income	7,640	18,197	8,555	24,230
Loss attributable to noncontrolling interests	3	18	3	25
Net income attributable to TETRA stockholders	$7,643	$18,215	$8,558	$24,255
Basic net income per common share:
Income from continuing operations	$0.06	$0.14	$0.07	$0.19
Income from discontinued operations	—	—	—	—
Net income attributable to TETRA stockholders	$0.06	$0.14	$0.07	$0.19
Weighted average basic shares outstanding	131,263	129,460	130,858	129,201
Diluted net income per common share:
Income from continuing operations	$0.06	$0.14	$0.06	$0.19
Income from discontinued operations	—	—	—	—
Net income attributable to TETRA stockholders	$0.06	$0.14	$0.06	$0.19
Weighted average diluted shares outstanding	132,169	129,925	132,115	129,953

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$7,640	$18,197	$8,555	$24,230
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2024 and 2023	(1,959)	1,045	(3,593)	2,466
Unrealized gain (loss) on investment in CarbonFree	(5)	207	232	328
Comprehensive income	5,676	19,449	5,194	27,024
Less: Comprehensive loss attributable to noncontrolling interests	3	18	3	25
Comprehensive income attributable to TETRA stockholders	$5,679	$19,467	$5,197	$27,049

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,713	$52,485
Restricted cash	5,039	—
Trade accounts receivable, net of allowances of $369 in 2024 and $614 in 2023	140,805	111,798
Inventories	82,780	96,536
Prepaid expenses and other current assets	23,284	21,196
Total current assets	289,621	282,015
Property, plant, and equipment:
Land and building	23,572	23,173
Machinery and equipment	314,504	304,884
Automobiles and trucks	10,371	10,148
Chemical plants	66,763	67,114
Construction in progress	21,014	10,323
Total property, plant, and equipment	436,224	415,642
Less accumulated depreciation	(314,640)	(307,926)
Net property, plant, and equipment	121,584	107,716
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $53,480 in 2024 and $51,509 in 2023	27,026	29,132
Operating lease right-of-use assets	30,217	31,915
Investments	20,427	17,354
Other assets	10,850	10,829
Total other assets	88,520	89,230
Total assets	$499,725	$478,961

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$53,069	$52,290
Compensation and employee benefits	17,111	26,918
Operating lease liabilities, current portion	8,595	9,101
Accrued taxes	13,977	10,350
Accrued liabilities and other	27,584	27,303
Total current liabilities	120,336	125,962
Long-term debt, net	179,670	157,505
Operating lease liabilities	25,957	27,538
Asset retirement obligations	14,772	14,199
Deferred income taxes	2,284	2,279
Other liabilities	3,128	4,144
Total long-term liabilities	225,811	205,665
Commitments and contingencies (Note 6)
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at June 30, 2024 and December 31, 2023; 134,587,465 shares issued at June 30, 2024 and 133,217,848 shares issued at December 31, 2023	1,346	1,332
Additional paid-in capital	490,192	489,156
Treasury stock, at cost; 3,138,675 shares held at June 30, 2024 and December 31, 2023	(19,957)	(19,957)
Accumulated other comprehensive loss	(48,592)	(45,231)
Retained deficit	(268,151)	(276,709)
Total TETRA stockholders’ equity	154,838	148,591
Noncontrolling interests	(1,260)	(1,257)
Total equity	153,578	147,334
Total liabilities and equity	$499,725	$478,961

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2023	$1,332	$489,156	$(19,957)	$(45,886)	$655	$(276,709)	$(1,257)	$147,334
Net income for first quarter 2024	—	—	—	—	—	915	—	915
Translation adjustment, net of taxes of $0	—	—	—	(1,634)	—	—	—	(1,634)
Other comprehensive income	—	—	—	—	237	—	—	237
Comprehensive loss								(482)
Equity-based compensation	—	1,623	—	—	—	—	—	1,623
Other	11	(2,339)	—	—	—	—	—	(2,328)
Balance at March 31, 2024	$1,343	$488,440	$(19,957)	$(47,520)	$892	$(275,794)	$(1,257)	$146,147
Net income (loss) for second quarter 2024	—	—	—	—	—	7,643	(3)	7,640
Translation adjustment, net of taxes of $0	—	—	—	(1,959)	—	—	—	(1,959)
Other comprehensive loss	—	—	—	—	(5)	—	—	(5)
Comprehensive income								5,676
Equity-based compensation	—	1,800	—	—	—	—	—	1,800
Other	3	(48)	—	—	—	—	—	(45)
Balance at June 30, 2024	$1,346	$490,192	$(19,957)	$(49,479)	$887	$(268,151)	$(1,260)	$153,578

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2022	$1,318	$477,820	$(19,957)	$(48,991)	$(72)	$(302,493)	$(1,228)	$106,397
Net income (loss) for first quarter 2023	—	—	—	—	—	6,040	(7)	6,033
Translation adjustment, net of taxes of $0	—	—	—	1,421	—	—	—	1,421
Other comprehensive income	—	—	—	—	121	—	—	121
Comprehensive income								7,575
Equity-based compensation(1)	—	3,514	—	—	—	—	—	3,514
Other	7	(1,341)	—	—	—	—	1	(1,333)
Balance at March 31, 2023	$1,325	$479,993	$(19,957)	$(47,570)	$49	$(296,453)	$(1,234)	$116,153
Net income (loss) for second quarter 2023	—	—	—	—	—	18,215	(18)	18,197
Translation adjustment, net of taxes of $0	—	—	—	1,045	—	—	—	1,045
Other comprehensive income	—	—	—	—	207	—	—	207
Comprehensive income								19,449
Equity compensation expense	—	1,507	—	—	—	—	—	1,507
Other	2	(52)	—	—	—	—	(2)	(52)
Balance at June 30, 2023	$1,327	$481,448	$(19,957)	$(46,525)	$256	$(278,238)	$(1,254)	$137,057
(1)    Equity-based compensation for the three months ended March 31, 2023 includes $2.3 million for a portion of short-term incentive compensation that was settled through grants of restricted stock units rather than cash.

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$8,555	$24,230
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	17,530	17,127
Impairment and other charges	—	777
Gain on investments	(2,841)	(403)
Equity-based compensation expense	3,423	2,768
(Recovery of) provision for credit losses	(167)	720
Amortization and expense of financing costs	884	1,781
Loss on debt extinguishment	5,535	—
Insurance recoveries associated with damaged equipment	—	(2,850)
Gain on sale of assets	(67)	(281)
Other non-cash credits	(686)	(737)
Changes in operating assets and liabilities:
Accounts receivable	(23,625)	(514)
Inventories	11,995	(8,549)
Prepaid expenses and other current assets	(3,160)	2,242
Trade accounts payable and accrued expenses	(6,490)	443
Other	129	603
Net cash provided by operating activities	11,015	37,357
Investing activities:
Purchases of property, plant, and equipment, net	(31,219)	(23,274)
Proceeds from sale of property, plant, and equipment	372	497
Proceeds from insurance recoveries associated with damaged equipment	—	2,850
Purchase of investments	—	(250)
Other investing activities	(194)	(1,827)
Net cash used in investing activities	(31,041)	(22,004)
Financing activities:
Proceeds from credit agreements and long-term debt	184,613	97,169
Principal payments on credit agreements and long-term debt	(163,372)	(98,237)
Payments on financing lease obligations	(640)	(689)
Debt issuance costs	(5,956)	—
Shares withheld for taxes on equity-based compensation	(2,387)	—
Other financing activities	(1,280)	—
Net cash provided by (used in) financing activities	10,978	(1,757)
Effect of exchange rate changes on cash	(685)	487
Increase (decrease) in cash and cash equivalents	(9,733)	14,083
Cash and cash equivalents at beginning of period	52,485	13,592
Cash, cash equivalents, and restricted cash at end of period	$42,752	$27,675

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$37,713	$27,675
Restricted cash at end of period	5,039	—
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$42,752	$27,675

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended June 30, 2024 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2024.

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2023 included in our 2023 Annual Report. Other than reporting restricted cash as described below, there have been no significant changes in our accounting policies or the application thereof during the second quarter of 2024.
Out-of-Period Correction

During the three months ended June 30, 2024, we discovered an error in which a prepaid tax balance denominated in a foreign currency was not remeasured at current rates, resulting in an overstatement of prepaid expenses and understatement of foreign exchange losses from 2018 through the current period. We have corrected this error by making an out-of-period adjustment during the three months ended June 30, 2024, which reduced prepaid expenses and other current assets and retained deficit as of June 30, 2024 in the consolidated balance sheets, increased other (income) expense, net by $1.4 million and reduced net income per share attributable to TETRA stockholders by $0.01 in the consolidated statement of operations for the three and six months ended June 30, 2024. The Company assessed the impact of this out-of-period adjustment and concluded that it was not material to the financial statements previously issued for any interim or annual period, and the cumulative adjustment during the quarter ended June 30, 2024 is not expected to be material to the annual financial statements for 2024. The out-of-period adjustment is included in the Water & Flowback Services Division results.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve-month period. In connection with the May 2024 amendment to our ABL Credit Agreement, our former administrative agent required us to collateralize our credit card facility and outstanding letters of credit. See Note 5 - “Long-Term Debt and Other Borrowings” for additional discussion of the ABL Amendment. Restricted cash as of June 30, 2024 consists of $4.4 million to secure our credit card facility and $0.6 million to secure our outstanding letters of credit with our former administrative agent. The restriction for the credit card facility is expected to terminate during the third quarter of 2024 and the restriction for the outstanding letters of credit are expected to terminate as the letters of credit expire between September 2024 and March 2025.

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

Mineral Resources Arrangement

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. In June 2023, we entered into a memorandum of understanding (“MOU”) with Saltwerx LLC (“Saltwerx”), an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to a newly formed Brine Unit and potential bromine and lithium production from brine produced from the unit. We completed an initial preliminary economic assessment in early 2023 for a bromine extraction plant. On January 8, 2024, we announced the completion of a technical resources report for our Brine Unit in Arkansas. During the three and six months ended June 30, 2024, we capitalized approximately $9.8 million and $13.2 million, respectively, of costs associated with the development of our properties in Arkansas. We recognized $2.3 million and $3.1 million of expenses during the three and six months ended June 30, 2023, respectively, for exploration and pre-development costs representing expenditures incurred to evaluate potential future development of our lithium and bromine properties in Arkansas.

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada, Brazil, and certain of our operations in Mexico, respectively. The United States dollar is the designated functional currency for all of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange losses are included in other (income) expense, net and totaled $2.5 million and $2.4 million during the three and six months ended June 30, 2024, respectively, including the $1.4 million out-of-period correction described above, and less than $0.1 million and $0.2 million during the three and six months ended June 30, 2023, respectively.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Interest paid	$10,830	$9,412
Income taxes paid	$2,991	$2,012

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued capital expenditures	$8,073	$5,171

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
NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our contract asset balances, primarily associated with contractual invoicing milestones and/or customer documentation requirements, were $30.8 million and $30.6 million as of June 30, 2024 and December 31, 2023, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $3.6 million and $3.1 million as of June 30, 2024 and December 31, 2023, respectively, and vary based on the timing of invoicing and performance obligations being met. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. We recognized approximately $2.0 million and $1.0 million during the three and six months ended June 30, 2024, respectively, and $1.4 million and $0.9 million of revenue during the three and six months ended June 30, 2023, respectively, deferred in unearned income as of the beginning of the period. During the six months ended June 30, 2024 and June 30, 2023, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 9 - “Industry Segments.” In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Completion Fluids & Products
United States	$41,560	$45,859	$82,996	$78,682
International	58,459	52,363	94,305	88,582
	100,019	98,222	177,301	167,264
Water & Flowback Services
United States	60,765	68,231	125,476	136,569
International	11,151	9,010	20,130	17,839
	71,916	77,241	145,606	154,408
Total Revenue
United States	102,325	114,090	208,472	215,251
International	69,610	61,373	114,435	106,421
	$171,935	$175,463	$322,907	$321,672
NOTE 3 – INVENTORIES

Components of inventories as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Finished goods	$67,497	$79,769
Raw materials	5,794	8,329
Parts and supplies	7,632	6,868
Work in progress	1,857	1,570
Total inventories	$82,780	$96,536

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.
NOTE 4 – INVESTMENTS

Our investments as of June 30, 2024 and December 31, 2023 consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Investment in Kodiak(1)	$12,279	$8,538
Investment in CarbonFree	6,798	6,850
Investment in Standard Lithium	1,000	1,616
Other investments	350	350
Total Investments	$20,427	$17,354
(1) Kodiak Gas Services, Inc. (NYSE: KGS) (“Kodiak”) acquired CSI Compressco LP (“CSI Compressco”) on April 1, 2024.

CarbonFree Chemicals Holdings LLC (“CarbonFree”) is a carbon capture company with patented technologies that capture CO2 and mineralize emissions to make commercial, carbon-negative chemicals. In December 2021, we invested $5.0 million in a convertible note issued by CarbonFree. During the three month period ended March 31, 2024, the convertible note agreement was amended and, in connection with that amendment, note holders agreed to defer their right to electively convert the convertible notes to common units of CarbonFree (“CarbonFree Units”) for two years. In exchange for the amendment, we received CarbonFree Units representing less than 1% of the CarbonFree Units outstanding as of June 30, 2024. The CarbonFree Units are not publicly traded and may not be offered, sold, transferred or pledged until such common units are registered pursuant to an effective registration statement or pursuant to an exemption from registration. Our exposure to potential losses by CarbonFree is limited to our investment, including capitalized and accrued interest associated with the CarbonFree convertible note and CarbonFree Units.

We are party to agreements whereby Standard Lithium Ltd. (NYSE: SLI) (“Standard Lithium”) has the rights to produce and extract lithium in a portion of our Arkansas leases. The Company received stock of Standard Lithium under the terms of its arrangements.

See Note 7 - “Fair Value Measurements” for further information.
NOTE 5 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of June 30, 2024 and December 31, 2023 consists of the following:

	Scheduled Maturity	June 30, 2024	December 31, 2023

		(in thousands)
Term Credit Agreement(1)	January 1, 2030	$179,670	$157,505
Total long-term debt		$179,670	$157,505
(1) Net of unamortized discount of $5.4 million and $2.2 million as of June 30, 2024 and December 31, 2023, respectively, and net of unamortized deferred financing costs of $5.0 million and $3.3 million as of June 30, 2024 and December 31, 2023, respectively.

Term Credit Agreement

On January 12, 2024, the Company entered into a definitive agreement for a $265.0 million credit facility, consisting of a $190.0 million funded term loan and a $75.0 million delayed-draw term loan (collectively the “Term Credit Agreement”) that refinanced the Company’s prior credit facility outstanding as of December 31, 2023 and provided capital to advance the Company’s Arkansas bromine processing project. Pricing on the Term Credit Agreement is the secured overnight financing rate plus 5.75%. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum. The interest rate per annum on borrowings under the Term Credit Agreement is 11.17% as of June 30, 2024 and the maturity date of the Term Credit Agreement is January 1, 2030. The Company used the net proceeds to repay in full the balance of its prior credit facility, with approximately $15.2 million of additional cash, net of discounts and transaction expenses. In connection with the Term Credit Agreement, we incurred approximately $5.3 million of fees which were deferred and will be amortized over the term of the Term Credit Agreement. As a result of termination of the prior credit facility, a loss of $5.5 million was recognized during the three-month period ended March 31, 2024 primarily for unamortized deferred financing costs.

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

ABL Credit Agreement

On May 13, 2024, we entered into an amendment (the “ABL Amendment”) to the Asset-Based Lending agreement dated as of September 10, 2018 (as amended, the “ABL Credit Agreement”). In connection with the ABL Amendment, Bank of America, N.A. became successor administrative agent to JPMorgan Chase Bank, N.A. Furthermore, approximately $0.6 million of fees were incurred in connection with the ABL Amendment, which were deferred and will be amortized over the term of the ABL Credit Agreement.

As of June 30, 2024, our ABL Credit Agreement provides, with certain restrictions, for a senior secured revolving credit facility of up to $100.0 million with a $25.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, and a swingline loan sublimit of $11.5 million. The ABL Credit Agreement matures on May 13, 2029.

As of June 30, 2024, we had no borrowings outstanding and no letters of credit or guarantees under our ABL Credit Agreement. Deferred financing costs of $0.8 million and $0.6 million as of June 30, 2024 and December 31, 2023, respectively, were classified as other long-term assets on the accompanying consolidated balance sheet as there was no outstanding balance on our ABL Credit Agreement. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $62.6 million under this agreement.

Borrowings under the ABL Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) the standard overnight financing rate plus 0.10%, (ii) a base rate plus a margin based on a fixed charge coverage ratio, or (iii) the Daily Simple Risk Free Rate plus 0.10%. The base rate is determined by reference to the highest of (a) the prime rate of interest as announced from time to time by Bank of America, N.A. (b) the Federal Funds Effective Rate (as defined in the ABL Credit Agreement) plus 0.5% per annum and (c) the standard overnight financing rate (adjusted to reflect any required bank reserves) for a one-month period on such day plus 1.0% per annum, provided that the base rate shall not be less than 1.0%. Borrowings outstanding have an applicable margin ranging from 2.00% to 2.50% per annum for SOFR-based loans and 1.00% to 1.50% per annum for base-rate loans, based upon the applicable fixed charge coverage ratio. In addition to paying interest on the outstanding principal under the ABL Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at an applicable rate of 0.375% per annum. TETRA is also required to pay a customary letter of credit fee equal to the applicable margin on loans and fronting fees.

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

Swedish Credit Facility

In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of June 30, 2024, we had no balance outstanding and availability of approximately $4.7 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2024 and the Company intends to renew it annually.

Finland Credit Agreement

In January 2022, the Company also entered into an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of June 30, 2024, there were $1.5 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2025 and the Company intends to renew it annually.

Covenants

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of June 30, 2024, we are in compliance with all covenants under the credit agreements.
NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. On April 25, 2024, a purported stockholder of the Company filed a putative class action complaint in the Delaware Court of Chancery naming as defendants all current members of the Board, the Company and the Rights Agent. The litigation is captioned Webb, et al. v. Murphy, et al., C.A. No. 2024-0445 (Del. Ch.). The plaintiff alleged that the Board breached their fiduciary duties by adopting and maintaining the Company’s Tax Benefits Preservation Plan (the “Tax Plan”). The plaintiff seeks, among other relief, to enjoin the Tax Plan. On May 14, 2024, the plaintiff filed an Amended Motion for Dismissal without prejudice and the Court entered an Order Granting Plaintiff’s Amended Motion for Dismissal without prejudice on May 14, 2024. For additional discussion of our legal proceedings, please see our 2023 Annual Report.

While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not consider it reasonably possible that a loss resulting from such lawsuits or other proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse impact on our financial condition, results of operations, or liquidity.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of June 30, 2024, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $57.7 million, including $10.7 million for the remainder of 2024, $21.9 million in 2025, $15.6 million in 2026, $7.2 million in 2027, and $2.3 million in 2028. As of June 30, 2024, we also have commitments of $5.6 million related to long-lead infrastructure for our Completion Fluids & Products Division’s planned bromine plant in Arkansas.

Contingencies Related to Discontinued Operations

In early 2018, we closed the Maritech Asset Purchase and Sale Agreement (“Maritech APA") and Maritech Membership Interest Purchase Agreement (“Maritech MIPA”) with Orinoco Natural Resources, LLC (“Orinoco”) that together provided for the purchase by Orinoco of all of Maritech’s membership interests and remaining oil and gas properties and related assets. Under the Maritech APA, Orinoco assumed responsibility for all of Maritech’s decommissioning liabilities related to the leases sold to Orinoco (the “Orinoco Lease Liabilities”) and, under the Maritech MIPA, Orinoco assumed all other liabilities of Maritech, including the decommissioning liabilities associated with Maritech’s interests in oil and gas properties previously sold by Maritech and select infrastructure still operated by Maritech (the “Legacy Liabilities”), subject to certain limited exceptions unrelated to the decommissioning liabilities. To the extent that Maritech or Orinoco fails to satisfy decommissioning liabilities associated with any of the

Orinoco Lease Liabilities or the Legacy Liabilities, we may be required to satisfy such liabilities under third party indemnity agreements and corporate guarantees that we previously provided to the U.S. Department of the Interior (“BSEE”) and other parties, respectively, for which costs may be significant. Pursuant to a Bonding Agreement entered into as part of these Orinoco transactions (the “Bonding Agreement”), Orinoco provided non-revocable performance bonds from a surety company in an aggregate amount of $46.8 million to cover the performance by Orinoco and Maritech of certain specific asset retirement obligations of Maritech (the “Initial Bonds”) and agreed to replace the Initial Bonds with other non-revocable performance bonds in the aggregate sum of $47.0 million (collectively, the “Replacement Bonds”). In the event Orinoco does not provide the Replacement Bonds, Orinoco is required to make certain cash escrow payments to us. To date, no cash escrow payments have been made. In addition, Maritech has received decommissioning orders from BSEE and could receive additional decommissioning orders in the future. From time to time, we receive demand notices from third parties related to certain corporate guarantees related to such decommissioning liabilities. While the ultimate outcome of such matters cannot be predicted at this time, if Maritech or other interest owners default on their decommissioning obligations, BSEE or third parties may seek to enforce certain corporate guarantees or third party indemnity agreements, as applicable, in which event we could become liable, in certain scenarios, for a portion of such decommissioning obligations. We have recently been advised that decommissioning work to plug and abandon certain wells is expected to commence later in 2024 and that the cost to abandon those wells is now projected to be significantly higher than a bond supporting the liability, which was put in place based on earlier cost estimates. While the ultimate outcome of this matter cannot be predicted, if Maritech were to default on this decommissioning obligation, we could potentially become liable for an estimated amount in the range of $15 million to $18 million, depending on whether other partners or property owners in the chain of title fulfill their obligations.
NOTE 7 – FAIR VALUE MEASUREMENTS

Financial Instruments

Investments

We retained an interest in CSI Compressco, which was acquired by Kodiak on April 1, 2024; we received shares of Kodiak in exchange for our common units in CSI Compressco in connection with such acquisition. In December 2021, we invested in a $5.0 million convertible note issued by CarbonFree. In addition, we receive stock of Standard Lithium under the terms of our arrangements as noted in Note 4 - “Investments.”

Our investments in Kodiak, Standard Lithium, and, formerly, CSI Compressco are recorded in investments on our consolidated balance sheets based on the quoted market stock price (Level 1 fair value measurements). The stock component of consideration received from Standard Lithium was initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Changes in the value of stock are recorded in other (income) expense, net in our consolidated statements of operations.

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

The change in our investments for the three-month and six-month periods ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$13,148	$7,238	$20,386
Unrealized gain on equity securities	131	—	131
Unrealized loss on embedded option	—	(85)	(85)
Unrealized loss on convertible note, excluding embedded option	—	(5)	(5)
Investment balance at end of period	$13,279	$7,148	$20,427

	Three Months Ended June 30, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$7,963	$5,939	$13,902
Purchase of investments	—	250	250
Unrealized gain on equity securities	2,236	—	2,236
Unrealized gain on embedded option	—	123	123
Unrealized gain on convertible note, excluding embedded option	—	207	207
Investment balance at end of period	$10,199	$6,519	$16,718

	Six Months Ended June 30, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$10,154	$7,200	$17,354
Unrealized gain on equity securities	3,125	—	3,125
Unrealized loss on embedded option	—	(284)	(284)
Unrealized gain on convertible note, excluding embedded option	—	232	232
Investment balance at end of period	$13,279	$7,148	$20,427

	Six Months Ended June 30, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$8,147	$6,139	$14,286
Purchase of investments	—	250	250
Unrealized gain on equity securities	2,052	—	2,052
Unrealized loss on embedded option	—	(198)	(198)
Unrealized gain on convertible note, excluding embedded option	—	328	328
Investment balance at end of period	$10,199	$6,519	$16,718

Recurring fair value measurements by valuation hierarchy as of June 30, 2024 and December 31, 2023 are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in Kodiak	$12,279	$12,279	$—	$—
Investment in CarbonFree	6,798	—	—	6,798
Investment in Standard Lithium	1,000	1,000	—	—
Other investments	350	—	—	350
Total investments	$20,427

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$8,538	$8,538	$—	$—
Investment in CarbonFree	6,850	—	—	6,850
Investment in Standard Lithium	1,616	1,616	—	—
Other investments	350	—	—	350
Investments	$17,354

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
NOTE 8 – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Number of weighted average common shares outstanding	131,263	129,460	130,858	129,201
Assumed vesting of equity awards	906	465	1,257	752
Average diluted shares outstanding	132,169	129,925	132,115	129,953

NOTE 9 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Division and Water & Flowback Services Division.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$95,019	$94,368	$167,772	$159,883
Water & Flowback Services Division	1,603	1,849	2,187	1,869
Consolidated	$96,622	$96,217	$169,959	$161,752

Services
Completion Fluids & Products Division	$5,000	$3,854	$9,529	$7,381
Water & Flowback Services Division	70,313	75,392	143,419	152,539
Consolidated	$75,313	$79,246	$152,948	$159,920

Total revenues
Completion Fluids & Products Division	$100,019	$98,222	$177,301	$167,264
Water & Flowback Services Division	71,916	77,241	145,606	154,408
Consolidated	$171,935	$175,463	$322,907	$321,672

Income (loss) before taxes and discontinued operations
Completion Fluids & Products Division	$26,653	$31,956	$46,445	$50,398
Water & Flowback Services Division	3,156	8,014	3,877	14,394
Corporate Overhead(1)	(17,330)	(18,890)	(36,548)	(36,178)
Consolidated	$12,479	$21,080	$13,774	$28,614
(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
General and administrative expense	$10,689	$12,594	$21,790	$23,654
Depreciation and amortization	84	92	165	202
Impairments and other charges	—	777	—	777
Interest expense	6,252	5,813	12,397	11,273
Loss on debt extinguishment	—	—	5,535	—
Other general corporate (income) expense, net	305	(386)	(3,339)	272
Total	$17,330	$18,890	$36,548	$36,178

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

Consolidated revenue for the first six months of 2024 of $322.9 million is consistent with the prior year, reflecting growth in our Completion Fluids & Products Division offset by declines in our Water & Flowback Services Division.

Completion Fluids & Products Division revenues for the first six months of 2024 increased 6.0% compared to the first six months of 2023 as pricing and market share have continued to improve. Completion Fluids & Products Division revenues for the second quarter increased 29.4% sequentially, driven primarily by strong seasonal European industrial chemicals volumes.

Our Water & Flowback Services revenues decreased 6.9% compared to the first six months of 2023 and decreased 2.4% sequentially, reflecting a slowdown in North America onshore completion activity, partially offset by higher revenues from our early production facilities in Latin America. Adjusted EBITDA margins of 15.2% for the second quarter improved sequentially as further deployment of automation and digital technology allowed us to reduce well site costs. Investments in technologies including BlueLinx automation, TETRA SandStorm sand filtration TETRA SandStorm Advanced Cyclone Technology and TETRA Automated Drillout Systems Technology have allowed us to gain market share as the North America onshore market weakens.

We are committed to pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. In June 2023, we entered into the MOU with Saltwerx, an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to a newly formed Brine Unit and potential bromine and lithium production from brine produced from the unit. The MOU with Saltwerx includes provisions relating to: (i) initial brine ownership percentages within the Brine Unit, including the bromine and lithium contained in the brine, (ii) the transfer of certain leased acres outside the proposed Brine Unit from us to Saltwerx, (iii) reimbursement by Saltwerx of certain expenses that we incurred for the development of leased acreage to be included in the Brine Unit, and (iv) an allocation of certain future costs for the drilling of a brine production test well and other development operations, including front-end engineering and design studies for bromine and lithium production facilities. We and Saltwerx continue to evaluate the development of the Brine Unit, including the negotiation of the joint venture for the Brine Unit. The extraction of lithium and bromine from these brine leases would likely require a significant amount of time and capital, which we are not able to estimate at this time. We completed an initial preliminary economic assessment in early 2023 for a bromine extraction plant. On January 8, 2024, we announced the completion of a technical resources report (the “Resources Report”) for our Brine Unit in Arkansas. We expect an initial economic assessment to follow in the third quarter of 2024 for a lithium extraction plant, subject to the progress of early engineering. We have continued to advance the definitive feasibility study for the Arkansas bromine processing facility and pursue the development of our bromine.

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

Three months ended June 30, 2024 compared with three months ended March 31, 2024.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2024	2024
	(in thousands, except percentages)
Revenues	$171,935	$150,972	$20,963	13.9%
Gross profit	43,253	31,102	12,151	39.1%
Gross profit as a percentage of revenue	25.2%	20.6%
General and administrative expense	22,137	22,298	(161)	(0.7)%
General and administrative expense as a percentage of revenue	12.9%	14.8%
Interest expense, net	6,185	5,952	233	3.9%
Loss on debt extinguishment	—	5,535	(5,535)	(100.0)%
Other (income) expense, net	2,452	(3,978)	(6,430)	NM(1)
Income before taxes and discontinued operations	12,479	1,295	11,184	863.6%
Income before taxes and discontinued operations as a percentage of revenue	7.3%	0.9%
Provision for income taxes	4,839	380	4,459	1,173.4%
Net income	7,640	915	6,725	735.0%
Loss attributable to noncontrolling interests	3	—	3	100.0%
Net income attributable to TETRA stockholders	$7,643	$915	$6,728	735.3%
 (1) Percent change is not meaningful

Consolidated revenues increased between the current and previous quarters primarily due to an increase in revenues from the Completion Fluids & Products Division lead by increased volume sales in the Northern European industrial chemicals market, slightly offset by lower revenues from the Water & Flowback Services Division. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit increased primarily due to higher activity levels from the Completion Fluids & Products Division as well as improved margins from our Water & Flowback Services Division. Consolidated gross profit as a percentage of revenue increased primarily due to a higher portion of revenues generated by the higher-margin Completion Fluids & Products Division. See Divisional Comparisons section below for additional discussion.

Consolidated loss on debt extinguishment decreased $5.5 million due to the non-cash unamortized finance costs expensed in connection with the repayment of our prior Term Credit Agreement in January 2024.

Consolidated other (income) expense, net, decreased compared to the prior quarter primarily due to a decrease in unrealized gains on investments, primarily due to the $3.6 million decrease in unrealized gains from the change in the unit price of the CSI Compressco common units we owned during the prior quarter driven by CSI Compressco’s acquisition by Kodiak in April 2024, and a $2.7 million increase in foreign exchange losses, including a $1.4 million out-of-period correction for remeasurement of a prepaid tax balance. These changes were partially offset by a $0.7 million decrease in unrealized losses from our Standard Lithium shares.

Consolidated provision for income tax was $4.8 million during the current quarter, compared to $0.4 million during the prior quarter. Our consolidated effective tax rate for the three months ended June 30, 2024 was 38.8% due to a significant portion of income being generated in jurisdictions for which we were not able to utilize net operating losses for which we had established valuation allowances. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States and certain other non-U.S. jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2024	2024
	(in thousands, except percentages)
Revenues	$100,019	$77,282	$22,737	29.4%
Gross profit	33,631	26,431	7,200	27.2%
Gross profit as a percentage of revenue	33.6%	34.2%
General and administrative expense	6,991	6,693	298	4.5%
General and administrative expense as a percentage of revenue	7.0%	8.7%
Interest income, net	(135)	(269)	134	49.8%
Other expense, net	122	215	(93)	(43.3)%
Income before taxes and discontinued operations	$26,653	$19,792	$6,861	34.7%
Income before taxes and discontinued operations as a percentage of revenue	26.6%	25.6%

Revenues for our Completion Fluids & Products Division increased primarily due to increased volumes and continued favorable pricing for industrial chemical sales, including higher sales volume from the seasonal uplift in Northern Europe during the second quarter.

Gross profit for our Completion Fluids & Products Division increased compared to the prior quarter primarily due to the increase in revenues mentioned above. Gross profit margin slightly decreased primarily due to the mix of fluid product sales. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Water & Flowback Services Division

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2024	2024
	(in thousands, except percentages)
Revenues	$71,916	$73,690	$(1,774)	(2.4)%
Gross profit	9,707	4,752	4,955	104.3%
Gross profit as a percentage of revenue	13.5%	6.4%
General and administrative expense	4,459	4,503	(44)	(1.0)%
General and administrative expense as a percentage of revenue	6.2%	6.1%
Interest (income) expense, net	68	76	(8)	(10.5)%
Other (income) expense, net	2,024	(548)	(2,572)	NM(1)
Income before taxes and discontinued operations	$3,156	$721	$2,435	337.7%
Income before taxes and discontinued operations as a percentage of revenue	4.4%	1.0%
 (1) Percent change is not meaningful

Revenues for our Water & Flowback Services Division decreased in the current quarter compared to the prior quarter, primarily due to the lower overall customer activity in the North America onshore business, which was impacted by the timing of customer completion schedules, partially offset by higher revenues from our early production facilities in Latin America.

Gross profit for our Water & Flowback Services Division increased compared to the previous quarter primarily due to improved cost control and the mix of projects between water management and production testing. We also maintained staff and equipment levels during the temporary slowdown through the first quarter in order to be prepared to respond to opportunities from the second quarter onwards.

The Water & Flowback Services Division income before taxes and discontinued operations increased primarily due to an increase in gross profits described above partially offset by a $2.2 million increase in foreign exchange losses, including a $1.4 million out-of-period correction for remeasurement of a prepaid tax balance.

Corporate Overhead

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2024	2024
	(in thousands, except percentages)
Depreciation and amortization	$84	$81	$3	3.7%
General and administrative expense	10,689	11,102	(413)	(3.7)%
Interest expense, net	6,252	6,145	107	1.7%
Loss on debt extinguishment	—	5,535	(5,535)	(100.0)%
Other (income) expense, net	305	(3,645)	(3,950)	NM(1)
Loss before taxes and discontinued operations	$(17,330)	$(19,218)	$(1,888)	(9.8)%
 (1) Percent change is not meaningful

Corporate overhead loss before taxes and discontinued operations decreased compared to the prior quarter primarily due to a $5.5 million decrease from the recorded loss associated with the early extinguishment of our prior term credit agreement during the first quarter, partially offset by the $3.6 million decrease in unrealized gains related to unit price changes during the first quarter of our investment in CSI Compressco, which was acquired by Kodiak in April 2024.
Six months ended June 30, 2024 compared with six months ended June 30, 2023.
Consolidated Comparisons

	Six Months Ended
	June 30,		Period to Period Change
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenues	$322,907	$321,672	$1,235	0.4%
Gross profit	74,355	85,478	(11,123)	(13.0)%
Gross profit as a percentage of revenue	23.0%	26.6%
Exploration and pre-development costs	—	3,061	(3,061)	100.0%
General and administrative expense	44,435	49,416	(4,981)	(10.1)%
General and administrative expense as a percentage of revenue	13.8%	15.4%
Interest expense, net	12,137	11,036	1,101	10.0%
Loss on debt extinguishment	5,535	—	5,535	100.0%
Other income, net	(1,526)	(6,649)	(5,123)	(77.0)%
Income before taxes and discontinued operations	13,774	28,614	(14,840)	(51.9)%
Income before taxes and discontinued operations as a percentage of revenue	4.3%	8.9%
Provision for income taxes	5,219	4,364	855	19.6%
Income before discontinued operations	8,555	24,250	(15,695)	(64.7)%
Discontinued operations:
Income from discontinued operations, net of taxes	—	(20)	(20)	(100.0)%
Net income	8,555	24,230	(15,675)	(64.7)%
Loss attributable to noncontrolling interests	3	25	(22)	(88.0)%
Net income attributable to TETRA stockholders	$8,558	$24,255	$(15,697)	(64.7)%

Consolidated revenues remained comparable to the prior year as higher revenues from our Completion Fluids & Products Division were substantially offset by lower revenues from our Water & Flowback Services Division. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit decreased in the current year primarily due an increase in operating costs from our Water & Flowback Services Division, partially offset by an increase in European and North American sales from our Completion Fluids & Products Division. Profit margins for both divisions declined primarily due to the effect of changes in product mix.

Consolidated exploration and pre-development costs decreased $3.1 million due to the capitalization of certain pre-development costs related to our leased acreage in Arkansas beginning in January 2024.

Consolidated general and administrative expenses decreased compared to the prior year, primarily due to a $3.4 million decrease in compensation expense primarily from lower incentive compensation, a $0.9 million decrease in provision for credit losses on trade accounts receivable and a $0.6 million decrease in professional services.

Consolidated interest expense, net, increased in the current year primarily due to increased borrowing on our Term Credit Agreement.

Consolidated loss on debt extinguishment increased $5.5 million from non-cash unamortized finance costs expensed in connection with the repayment of our prior Term Credit Agreement in January 2024.

Consolidated other income, net, decreased in the current year compared to the prior year primarily due to a $4.7 million decrease in income from collaborative arrangements representing the portion of exploration and pre-development costs that were reimbursable by Saltwerx included in other income, net prior to capitalization of net pre-development costs beginning in January 2024, a $2.1 million increase in foreign exchange loss, including a $1.4 million out-of-period correction for remeasurement of a prepaid tax balance, and a $1.6 million increase in unrealized losses from our investment in Standard Lithium shares, partially offset by $4.1 million increase in unrealized gains due to the change in the unit price of the CSI Compressco common units we owned, which were exchanged for common shares of Kodiak in connection with its acquisition of CSI Compressco in April 2024.

Consolidated provision for income taxes was $5.2 million during the current year, compared to $4.4 million during the prior year. Our consolidated effective tax rate for the current year is 37.9%, compared to 15.3% during the prior year. Our effective tax rate increase was primarily the result of a significant portion of income generated in jurisdictions for which we were not able to utilize net operating losses for which we had established valuation allowances. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Six Months Ended
	June 30,		Period to Period Change
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenues	$177,301	$167,264	$10,037	6.0%
Gross profit	60,062	62,142	(2,080)	(3.3)%
Gross profit as a percentage of revenue	33.9%	37.2%
Exploration and pre-development costs	—	3,061	(3,061)	(100.0)%
General and administrative expense	13,684	15,723	(2,039)	(13.0)%
General and administrative expense as a percentage of revenue	7.7%	9.4%
Interest income, net	(404)	(291)	113	38.8%
Other (income) expense, net	337	(6,749)	(7,086)	NM(1)
Income before taxes and discontinued operations	$46,445	$50,398	$(3,953)	(7.8)%
Income before taxes and discontinued operations as a percentage of revenue	26.2%	30.1%
 (1) Percent change is not meaningful

Revenues for our Completion Fluids & Products Division increased compared to the prior year primarily due to higher European and North America industrial chemical sales volumes.

Gross profit for our Completion Fluids & Products Division decreased compared to the prior year due to an unfavorable mix of fluid sales. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Consolidated exploration and pre-development costs decreased $3.1 million due to the capitalization of costs beginning in January 2024 following project developments, including the completion of a technical resources report, compared to expensing of costs associated with the front-end engineering and design study and appraisal costs associated with the activity in the prior year.

Income before taxes and discontinued operations for our Completion Fluids & Products Division decreased compared to the prior year driven by lower gross profit, a $4.7 million decrease in income from collaborative arrangements representing the portion of exploration and pre-development costs related to our Arkansas development that were reimbursable by Saltwerx and included in other income, net prior to capitalization of net pre-development costs beginning in January 2024. In addition, unrealized losses from our investment in Standard Lithium shares increased $1.6 million to a loss in the current year from a gain in the prior year, which are also included in other income, net. These were partially offset by the $3.1 million decrease in costs associated with the exploratory brine project following the capitalization of costs beginning in January 2024, and a $2.0 million decrease in general and administrative expense from lower compensation expense, professional services and provision for credit losses on trade accounts receivable.

Water & Flowback Services Division

	Six Months Ended
	June 30,		Period to Period Change
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenues	$145,606	$154,408	$(8,802)	(5.7)%
Gross profit	14,459	24,315	(9,856)	(40.5)%
Gross profit as a percentage of revenue	9.9%	15.7%
General and administrative expense	8,962	10,039	(1,077)	(10.7)%
General and administrative expense as a percentage of revenue	6.2%	6.5%
Interest expense, net	144	54	90	166.7%
Other (income) expense, net	1,476	(172)	(1,648)	NM(1)
Income before taxes and discontinued operations	$3,877	$14,394	$(10,517)	(73.1)%
Income before taxes and discontinued operations as a percentage of revenue	2.7%	9.3%
 (1) Percent change is not meaningful

Revenues for our Water & Flowback Services Division decreased primarily for water management due to lower customer drilling and completion activity, partially offset by slightly higher production testing revenues from our early production facilities in Latin America.

Gross profit for our Water & Flowback Services Division decreased from the prior year primarily due to lower revenues resulting from the decreased activity levels described above and operating cost inflation.

Income before taxes and discontinued operations for our Water & Flowback Services Division decreased primarily due to a decline in the gross profit described above and a $2.2 million increase in foreign exchange losses, including a $1.4 million out-of-period correction for remeasurement of a prepaid tax balance, partially offset by a $1.1 million decrease in general and administrative expense primarily from lower compensation expenses.

Corporate Overhead

	Six Months Ended
	June 30,		Period to Period Change
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$165	$202	$(37)	(18.3)%
Impairments and other charges	—	777	(777)	100.0%
General and administrative expense	21,790	23,654	(1,864)	(7.9)%
Interest expense, net	12,397	11,273	1,124	10.0%
Loss on debt extinguishment	5,535	—	5,535	100.0%
Other (income) expense, net	(3,339)	272	(3,611)	1,327.6%
Loss before taxes and discontinued operations	$(36,548)	$(36,178)	$370	1.0%

Corporate overhead loss before taxes and discontinued operations increased primarily due to a $5.5 million loss associated with the early extinguishment of our prior term credit agreement in January 2024 and a $1.1 million increase in interest expense, net due to an increase in borrowing on our Term Credit Agreement, partially offset by a $4.1 million increase in unrealized gains related to unit price changes of our investment in CSI Compressco, which was acquired by Kodiak in April 2024, and a $1.9 million decrease in general and administrative expenses primarily from lower compensation costs.

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

The following tables reconcile net income (loss) before taxes and discontinued operations to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	June 30, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Corporate Other	Total
	(in thousands, except percentages)
Revenue	$100,019	$71,916	$—	$—	$171,935
Net income (loss) before taxes and discontinued operations	26,653	3,156	(10,689)	(6,641)	12,479
Former CEO stock appreciation right expense	—	—	(428)	—	(428)
Transactions, restructuring, and other expenses	37	—	—	—	37
Unusual foreign exchange loss	—	1,387	—	—	1,387
Interest (income) expense, net	(135)	68	—	6,252	6,185
Depreciation, amortization, and accretion	2,361	6,329	—	84	8,774
Equity-based compensation expense	—	—	1,800	—	1,800
Adjusted EBITDA	$28,916	$10,940	$(9,317)	$(305)	$30,234

Adjusted EBITDA as % of revenue	28.9%	15.2%			17.6%

	Three Months Ended
	March 31, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Corporate Other	Total
	(in thousands, except percentages)
Revenue	$77,282	$73,690	$—	$—	$150,972
Net income (loss) before taxes and discontinued operations	19,792	721	(11,101)	(8,117)	1,295
Former CEO stock appreciation right expense	—	—	(186)	—	(186)
Transaction, restructuring, and other expenses	(159)	—	24	—	(135)
Loss on debt extinguishment	—	—	—	5,535	5,535
Interest (income) expense, net	(269)	76	—	6,145	5,952
Depreciation, amortization, and accretion	2,387	6,288	—	81	8,756
Equity-based compensation expense	—	—	1,623	—	1,623
Adjusted EBITDA	$21,751	$7,085	$(9,640)	$3,644	$22,840

Adjusted EBITDA as % of revenue	28.1%	9.6%			15.1%

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
Liquidity and Capital Resources

We believe that our capital structure allows us to meet our financial obligations on both a short-term and long-term basis. Our liquidity at the end of the second quarter was $180.0 million. Liquidity is defined as unrestricted cash plus availability under the delayed draw from our Term Credit Agreement and availability under our credit agreements. Information about the terms and covenants of our debt agreements can be found in Note 5 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash are as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Operating activities	$11,015	$37,357
Investing activities	$(31,041)	$(22,004)
Financing activities	$10,978	$(1,757)

Operating Activities

Consolidated cash flows provided by operating activities decreased compared to the first six months of 2023 primarily due to a decrease in gross profit and working capital changes.

Investing Activities

Total cash capital expenditures during the first six months of 2024 were $31.2 million, which reflects increased expenditures for advancement of our Arkansas brine resource development and additions to accommodate industry-wide activity. Our Completion Fluids & Products Division spent $17.8 million on capital expenditures, including $13.2 million for our Arkansas brine resource development, and additional investments to support projected activity levels in the United States and Europe. Our Water & Flowback Services Division spent $13.1 million on capital expenditures to maintain, automate and upgrade its water management and flowback equipment fleet. Water and Flowback Services Division capital expenditures also included expenditures related to expansion of early production facilities in Latin America.

Investing activities during the first six months of 2023 also included $2.9 million of proceeds for insurance settlements from damage to our Lake Charles facility in 2020.

Historically, a significant majority of our planned capital expenditures have been related to identified opportunities to grow and expand our existing businesses. We are also focused on enhancing shareholder value by capitalizing on our key mineral assets, brine mineral extraction expertise, and deep chemistry competency to expand our offerings into the low carbon energy markets. However, we continue to review all capital expenditure plans carefully in an effort to conserve cash. As of June 30, 2024, we have commitments of $5.6 million related to long-lead infrastructure for our Completion Fluids & Products Division’s planned bromine plant in Arkansas. We currently have no other significant long-term capital expenditure commitments. If the forecasted demand for our products and services increases or decreases, the amount of planned expenditures on growth and expansion may be adjusted.

Lithium and Bromine Resources

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. Additional information on these inferred, indicated and measured resources is described in Part I, “Item 2. Properties” in our 2023 Annual Report.

The extraction of lithium and bromine from these brine leases and the work needed to undertake these operations would likely require a significant amount of time and capital. We completed an initial preliminary economic assessment in early 2023 for a bromine extraction plant. We expect an initial economic assessment to follow in late 2024 for a lithium extraction plant, subject to the progress of early engineering. We have continued to advance the definitive feasibility study for the Arkansas bromine processing facility and pursue the development of our bromine. We and Saltwerx continue to evaluate the development of the Brine Unit, including the negotiation of the joint venture for the Brine Unit.

Financing Activities

Our financing activities for the first six months of 2024 include $184.6 million of borrowings primarily under our new Term Credit Agreement, net of discount, and $163.4 million of repayments primarily for our prior term credit agreement, and $6.0 million of debt issuance costs associated with our new term loan in January 2024 and the ABL Amendment in May 2024, as well as $0.6 million of capital lease payments associated with equipment leased primarily for the early production facilities in Latin America. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

For additional information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Other Sources and Uses of Cash

In addition to our credit facilities, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of June 30, 2024, the market value of our investments in Kodiak, which acquired CSI Compressco in April 2024, and Standard Lithium were $12.3 million and $1.0 million, respectively, with no holding restrictions on our ability to monetize our interests. In addition, we are party to agreements in which Standard Lithium has the right to explore for, and an option to acquire the right to produce and extract lithium in our Arkansas leases as well as additional potential resources, in the Mojave region of California. Standard Lithium exercised its option with respect to our Arkansas leases on October 6, 2023. We also hold an investment in a convertible note and common units issued by CarbonFree valued at $6.8 million as of June 30, 2024.

In May 2022, we filed a universal shelf Registration Statement on Form S-3 with the SEC, which was declared effective by the SEC. Pursuant to this registration statement, we have the ability to sell debt or equity securities in one or more public offerings up to an aggregate public offering price of $400 million. This shelf registration statement currently provides us additional flexibility with regards to potential financing that we may undertake when market conditions permit or our financial condition may require.

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

As of June 30, 2024, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

Commitments and Contingencies

Litigation

For discussion of our legal proceedings, please see our 2023 Annual Report and Note 6 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Quarterly Report.

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

These forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable, but such forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: economic and operating conditions that are outside of our control, including the trading price of our common stock, and the supply, demand, and prices of oil and natural gas; the availability of adequate sources of capital to us; the effect of inflation on the cost of goods and services; the activity levels of our customers; our operational performance; actions taken by our customers, suppliers, competitors and third-party operators; the availability of raw materials and labor at reasonable prices; risks related to acquisitions and our growth strategy; restrictions under our debt agreements and the consequences of any failure to comply with debt covenants; the effect and results of litigation, commercial disputes, regulatory matters, settlements, audits, assessments, and contingencies; potential regulatory initiatives to restrict hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges; risks related to our foreign operations; risks related to our non-controlling equity investments; information and operational technology risks, including the risk of cyberattack; our health, safety and environmental performance; the effects of consolidation on our customers and competitors; global or national health concerns, including the outbreak of pandemics or epidemics such as the coronavirus (COVID-19); acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current conflict between Russia and Ukraine, the conflict in the Israel-Gaza region and continued hostilities in the Middle East, maritime piracy attacks, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions; and statements regarding our beliefs, expectations, plans, goals, future events and performance and other statements that are not purely historical. These statements include statements concerning the mineral resources of lithium and bromine, the potential extraction of lithium and bromine from the leased acreage, the development of the assets including construction of lithium and bromine extraction plants, the economic viability thereof, the demand for such resources, and the timing and cost of such activities; the ability to obtain an initial economic assessment and/or pre-feasibility or feasibility studies regarding our lithium acreage; the ability to obtain pre-feasibility or feasibility studies regarding our bromine acreage; and the ability to obtain a resources report that moves the remaining portion of our bromine and lithium inferred resources to a higher resource or reserve category. With respect to our disclosures of measured, indicated and inferred mineral resources, including bromine and lithium carbonate equivalent concentrations, it is unclear whether they will ever be economically developed. Investors are cautioned that mineral resources do not have demonstrated economic value and further exploration may not result in the estimation of a mineral reserve. Further there are a number of uncertainties related to processing lithium, which is an inherently difficult process, including, for example, the development of the technology to do so successfully and economically. Therefore, investors are cautioned not to assume that all or any part of our resources can be economically or legally commercialized. In particular, investors are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. With respect to the Company’s disclosures of the MOU with Saltwerx, it is uncertain about the ability of the parties to successfully negotiate one or more definitive agreements, the future relationship between the parties, and the ability to successfully and economically produce lithium and bromine from the Brine Unit.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. Borrowings under the Term Credit Agreement bear interest at a rate per annum of SOFR plus 5.75%. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum. Borrowings under our ABL Credit Agreement, if any, bear interest at an agreed-upon percentage rate spread above SOFR. Borrowings under our Swedish Credit Facility, if any, bear interest at fixed rates of 2.95%. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk. As of June 30, 2024, we had no borrowings outstanding under our ABL Credit Agreement or Swedish Credit Facility. The following table sets forth as of June 30, 2024, the principal amount due under our long-term debt obligations and their respective weighted average interest rates.

		Interest	June 30, 2024
	Scheduled Maturity	Rate
			(in thousands)
Term Credit Agreement	January 1, 2030	11.17%	$190,000
TETRA total debt			$190,000

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of June 30, 2024, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, the end of the period covered by this quarterly report.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, no director or officer of TETRA adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibits:

3.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 1, 2023 (SEC File No. 001-13455)).
3.2	Amended and Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
3.3	Second Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
4.1
Tax Benefits Preservation Plan, dated February 28, 2023, between TETRA Technologies, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 1, 2023 (SEC File No. 001-13455)).

10.1
Agency Resignation, Appointment and Acceptance Agreement dated May 13, 2024 between TETRA Technologies, Inc. and certain subsidiary borrowers, JPMorgan Chase Bank, N.A. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 17, 2024 (SEC File No. 001-13455))

10.2
Sixth Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement dated May 13, 2024 between TETRA Technologies, Inc., certain subsidiaries of the company, and Bank of America, N.A (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K/A filed on May 20, 2024 (SEC File No. 001-13455)).

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
*    Filed with this report.
**    Furnished with this report.
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six-month periods ended June 30, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2024 and 2023; (iii) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (iv) Consolidated Statements of Equity for the six-month periods ended June 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements for the six months ended June 30, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	July 31, 2024	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	July 31, 2024	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	July 31, 2024	By:	/s/Richard D. O’Brien
Richard D. O’Brien
Vice President – Finance and Global Controller
Principal Accounting Officer