Form 10-Q
period 2024-09-30
TETRA TECHNOLOGIES INC
filed 2024-10-29
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of October 28, 2024, there were 131,810,197 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product sales	$71,775	$68,967	$241,734	$230,719
Services	69,925	82,497	222,873	242,417
Total revenues	141,700	151,464	464,607	473,136
Cost of revenues:
Cost of product sales	38,506	41,410	144,990	139,678
Cost of services	59,885	63,552	184,423	186,424
Depreciation, amortization, and accretion	8,837	8,578	26,367	25,705
Impairments and other charges	109	—	109	777
Insurance recoveries	—	—	—	(2,850)
Total cost of revenues	107,337	113,540	355,889	349,734
Gross profit	34,363	37,924	108,718	123,402
Exploration and pre-development costs	—	3,775	—	6,836
General and administrative expense	22,406	23,838	66,841	73,254
Interest expense, net	5,096	5,636	17,233	16,672
Loss on debt extinguishment	—	—	5,535	—
Other income, net	(715)	(2,041)	(2,241)	(8,690)
Income before taxes and discontinued operations	7,576	6,716	21,350	35,330
Provision for income taxes	4,744	1,248	9,963	5,612
Income before discontinued operations	2,832	5,468	11,387	29,718
Discontinued operations:
Loss from discontinued operations, net of taxes	(5,830)	(48)	(5,830)	(68)
Net income (loss)	(2,998)	5,420	5,557	29,650
Loss attributable to noncontrolling interests	—	—	3	25
Net income (loss) attributable to TETRA stockholders	$(2,998)	$5,420	$5,560	$29,675
Basic net income (loss) per common share:
Income from continuing operations	$0.02	$0.04	$0.09	$0.23
Loss from discontinued operations	(0.04)	—	(0.04)	—
Net income (loss) attributable to TETRA stockholders	$(0.02)	$0.04	$0.05	$0.23
Weighted average basic shares outstanding	131,579	129,777	131,100	129,395
Diluted net income (loss) per common share:
Income from continuing operations	$0.02	$0.04	$0.09	$0.23
Loss from discontinued operations	(0.04)	—	(0.04)	—
Net income (loss) attributable to TETRA stockholders	$(0.02)	$0.04	$0.05	$0.23
Weighted average diluted shares outstanding	132,029	132,089	132,093	130,835

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(2,998)	$5,420	$5,557	$29,650
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2024 and 2023	3,358	(2,750)	(235)	(284)
Unrealized gain on investment in CarbonFree	556	146	788	474
Comprehensive income	916	2,816	6,110	29,840
Less: Comprehensive loss attributable to noncontrolling interests	—	—	3	25
Comprehensive income attributable to TETRA stockholders	$916	$2,816	$6,113	$29,865

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,355	$52,485
Restricted cash	658	—
Trade accounts receivable, net of allowances of $422 in 2024 and $614 in 2023	110,050	111,798
Inventories	97,704	96,536
Prepaid expenses and other current assets	21,763	21,196
Total current assets	278,530	282,015
Property, plant, and equipment:
Land and building	23,692	23,173
Machinery and equipment	317,107	304,884
Automobiles and trucks	10,265	10,148
Chemical plants	69,740	67,114
Construction in progress	28,477	10,323
Total property, plant, and equipment	449,281	415,642
Less accumulated depreciation	(320,024)	(307,926)
Net property, plant, and equipment	129,257	107,716
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $55,302 in 2024 and $51,509 in 2023	26,027	29,132
Operating lease right-of-use assets	30,181	31,915
Investments	22,754	17,354
Other assets	14,408	10,829
Total other assets	93,370	89,230
Total assets	$501,157	$478,961

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$48,434	$52,290
Compensation and employee benefits	21,613	26,918
Operating lease liabilities, current portion	8,741	9,101
Accrued taxes	14,149	10,350
Accrued liabilities and other	20,645	27,303
Current liabilities associated with discontinued operations	5,830	—
Total current liabilities	119,412	125,962
Long-term debt, net	179,709	157,505
Operating lease liabilities	25,862	27,538
Asset retirement obligations	14,600	14,199
Deferred income taxes	3,461	2,279
Other liabilities	2,701	4,144
Total long-term liabilities	226,333	205,665
Commitments and contingencies (Note 6)
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at September 30, 2024 and December 31, 2023; 134,924,707 shares issued at September 30, 2024 and 133,217,848 shares issued at December 31, 2023	1,349	1,332
Additional paid-in capital	491,107	489,156
Treasury stock, at cost; 3,138,675 shares held at September 30, 2024 and December 31, 2023	(19,957)	(19,957)
Accumulated other comprehensive loss	(44,678)	(45,231)
Retained deficit	(271,149)	(276,709)
Total TETRA stockholders’ equity	156,672	148,591
Noncontrolling interests	(1,260)	(1,257)
Total equity	155,412	147,334
Total liabilities and equity	$501,157	$478,961

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2023	$1,332	$489,156	$(19,957)	$(45,886)	$655	$(276,709)	$(1,257)	$147,334
Net income for first quarter 2024	—	—	—	—	—	915	—	915
Translation adjustment, net of taxes of $0	—	—	—	(1,634)	—	—	—	(1,634)
Other comprehensive income	—	—	—	—	237	—	—	237
Comprehensive loss								(482)
Equity-based compensation	—	1,623	—	—	—	—	—	1,623
Other	11	(2,339)	—	—	—	—	—	(2,328)
Balance at March 31, 2024	$1,343	$488,440	$(19,957)	$(47,520)	$892	$(275,794)	$(1,257)	$146,147
Net income (loss) for second quarter 2024	—	—	—	—	—	7,643	(3)	7,640
Translation adjustment, net of taxes of $0	—	—	—	(1,959)	—	—	—	(1,959)
Other comprehensive loss	—	—	—	—	(5)	—	—	(5)
Comprehensive income								5,676
Equity-based compensation	—	1,800	—	—	—	—	—	1,800
Other	3	(48)	—	—	—	—	—	(45)
Balance at June 30, 2024	$1,346	$490,192	$(19,957)	$(49,479)	$887	$(268,151)	$(1,260)	$153,578
Net loss for third quarter 2024	—	—	—	—	—	(2,998)	—	(2,998)
Translation adjustment, net of taxes of $0	—	—	—	3,358	—	—	—	3,358
Other comprehensive income	—	—	—	—	556	—	—	556
Comprehensive income								916
Equity-based compensation	—	1,481	—	—	—	—	—	1,481
Other	3	(566)	—	—	—	—	—	(563)
Balance at September 30, 2024	$1,349	$491,107	$(19,957)	$(46,121)	$1,443	$(271,149)	$(1,260)	$155,412

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2022	$1,318	$477,820	$(19,957)	$(48,991)	$(72)	$(302,493)	$(1,228)	$106,397
Net income (loss) for first quarter 2023	—	—	—	—	—	6,040	(7)	6,033
Translation adjustment, net of taxes of $0	—	—	—	1,421	—	—	—	1,421
Other comprehensive income	—	—	—	—	121	—	—	121
Comprehensive income								7,575
Equity-based compensation(1)	—	3,514	—	—	—	—	—	3,514
Other	7	(1,341)	—	—	—	—	1	(1,333)
Balance at March 31, 2023	$1,325	$479,993	$(19,957)	$(47,570)	$49	$(296,453)	$(1,234)	$116,153
Net income (loss) for second quarter 2023	—	—	—	—	—	18,215	(18)	18,197
Translation adjustment, net of taxes of $0	—	—	—	1,045	—	—	—	1,045
Other comprehensive income	—	—	—	—	207	—	—	207
Comprehensive income								19,449
Equity compensation expense	—	1,507	—	—	—	—	—	1,507
Other	2	(52)	—	—	—	—	(2)	(52)
Balance at June 30, 2023	$1,327	$481,448	$(19,957)	$(46,525)	$256	$(278,238)	$(1,254)	$137,057
Net income for third quarter 2023	—	—	—	—	—	5,420	—	5,420
Translation adjustment, net of taxes of $0	—	—	—	(2,750)	—	—	—	(2,750)
Other comprehensive income	—	—	—	—	146	—	—	146
Comprehensive income								2,816
Equity compensation expense	—	1,396	—	—	—	—	—	1,396
Other	5	(135)	—	—	—	—	(2)	(132)
Balance at September 30, 2023	$1,332	$482,709	$(19,957)	$(49,275)	$402	$(272,818)	$(1,256)	$141,137
(1)    Equity-based compensation for the three months ended March 31, 2023 includes $2.3 million for a portion of short-term incentive compensation that was settled through grants of restricted stock units rather than cash.

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$5,557	$29,650
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	26,367	25,705
Impairments and other charges	109	777
(Gain) loss on investments	(3,591)	157
Equity-based compensation expense	4,904	4,199
(Recovery of) provision for credit losses	(37)	190
Amortization and expense of financing costs	1,123	2,707
Loss on debt extinguishment	5,535	—
Insurance recoveries associated with damaged equipment	—	(2,850)
Gain on sale of assets	(142)	(432)
Other non-cash charges (credits)	307	(1,721)
Changes in operating assets and liabilities:
Accounts receivable	3,009	7,600
Inventories	(1,958)	(19,990)
Prepaid expenses and other current assets	(1,230)	1,313
Trade accounts payable and accrued expenses	(5,884)	2,893
Other	(3,184)	1,133
Net cash provided by operating activities	30,885	51,331
Investing activities:
Purchases of property, plant, and equipment, net	(45,792)	(30,240)
Proceeds from sale of property, plant, and equipment	2,656	658
Proceeds from insurance recoveries associated with damaged equipment	—	2,850
Purchase of investments	(1,021)	(350)
Other investing activities	(287)	(1,836)
Net cash used in investing activities	(44,444)	(28,918)
Financing activities:
Proceeds from credit agreements and long-term debt	184,722	97,384
Principal payments on credit agreements and long-term debt	(163,481)	(98,441)
Payments on financing lease obligations	(1,054)	(837)
Debt issuance costs	(5,956)	—
Shares withheld for taxes on equity-based compensation	(2,953)	—
Other financing activities	(1,280)	—
Net cash provided by (used in) financing activities	9,998	(1,894)
Effect of exchange rate changes on cash	89	(285)
Increase (decrease) in cash and cash equivalents	(3,472)	20,234
Cash and cash equivalents at beginning of period	52,485	13,592
Cash, cash equivalents, and restricted cash at end of period	$49,013	$33,826

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$48,355	$33,826
Restricted cash at end of period	658	—
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$49,013	$33,826

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

Our Water & Flowback Services Division provides onshore oil and gas operators with comprehensive water management services. The Division also provides frac flowback, production well testing, and other associated services in many of the major oil and gas producing regions in the United States, as well as in oil and gas basins in certain countries in Latin America, Europe, and the Middle East. We are also developing and pilot testing technologies to treat and desalinate produced water from oil wells for beneficial reuse, including surface discharge.

Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its subsidiaries on a consolidated basis.

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended September 30, 2024 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2024.

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

Discontinued Operations

In early 2018, we closed a series of related transactions that resulted in the disposition of our former Offshore segment. Our former Offshore segment is reported as discontinued operations for all periods presented. We may be required to satisfy certain decommissioning liabilities under third-party indemnity agreements and corporate guarantees for which costs may be significant. During the three months ended September 30, 2024, we accrued $5.8 million of decommissioning expense and liability associated with our former Offshore segment for which costs might be above the value of surety bonds on properties previously disposed. See Note 6 - “Commitments and Contingencies” for additional discussion of contingencies related to discontinued operations.

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2023 included in our 2023 Annual Report. Other than reporting restricted cash as described below, there have been no significant changes in our accounting policies or the application thereof during the third quarter of 2024.

Out-of-Period Correction

During the three months ended June 30, 2024, we discovered that we had not previously remeasured a prepaid tax balance denominated in a foreign currency at current rates, resulting in an overstatement of prepaid expenses and understatement of foreign exchange losses from 2018 through the current period. We corrected this by making an out-of-period adjustment during the three months ended June 30, 2024, which reduced other income, net by $1.4 million and reduced net income per share attributable to TETRA stockholders by $0.01 in the consolidated statement of operations for the nine months ended September 30, 2024. The Company assessed the impact of this out-of-period adjustment and concluded that it was not material to the financial statements previously issued for any interim or annual period, and the cumulative adjustment during the quarter ended June 30, 2024 is not expected to be material to the annual financial statements for 2024. The out-of-period adjustment is included in the Water & Flowback Services Division results.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve-month period. In connection with the May 2024 amendment to our ABL Credit Agreement, our former administrative agent required us to collateralize our outstanding letters of credit. See Note 5 - “Long-Term Debt and Other Borrowings” for additional discussion of the ABL Amendment. Restricted cash as of September 30, 2024 consists of $0.7 million to secure our outstanding letters of credit with our former administrative agent and is expected to terminate as the letters of credit expire by March 2025.

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

Mineral Resources Arrangement

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. In June 2023, we entered into a memorandum of understanding (“MOU”) with Saltwerx LLC (“Saltwerx”), an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to a newly formed Evergreen Unit known as the Evergreen Unit, and potential bromine and lithium production from brine produced from the unit. We completed an initial preliminary economic assessment in early 2023 for the extraction of the brine and for a bromine processing plant. On January 8, 2024, we announced the completion of a technical resources report for the Evergreen Unit in Arkansas. During the three and nine months ended September 30, 2024, we capitalized approximately $8.7 million and $22.6 million, respectively, of costs associated with the development of our properties in Arkansas. We recognized $3.8 million and $6.8 million of expenses during the three and nine months ended September 30, 2023, respectively, for exploration and pre-development costs representing expenditures incurred to evaluate potential future development of our lithium and bromine properties in Arkansas.

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada, Brazil, and certain of our operations in Mexico, respectively. The United States dollar is the designated functional currency for all of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange losses are included in other (income) expense, net and totaled $0.5 million and $2.8 million during the three and nine months ended September 30, 2024, respectively, and less than $0.1 million and $0.3 million during the three and nine months ended September 30, 2023, respectively.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Interest paid	$16,437	$14,282
Income taxes paid	$4,867	$3,918

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued capital expenditures	$5,252	$5,171

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
NOTE 2 – REVENUE

Revenue from Contracts with Customers

Our contract asset balances, primarily associated with contractual invoicing milestones and/or customer documentation requirements, were $26.3 million and $30.6 million as of September 30, 2024 and December 31, 2023, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $0.6 million and $3.1 million as of September 30, 2024 and December 31, 2023, respectively, and vary based on the timing of invoicing and performance obligations being met. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. We recognized approximately $3.4 million and $2.5 million during the three and nine months ended September 30, 2024, respectively, and $1.2 million and $1.6 million of revenue during the three and nine months ended September 30, 2023, respectively, deferred in unearned income as of the beginning of the period. During the nine months ended September 30, 2024 and September 30, 2023, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 9 - “Industry Segments.” In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Completion Fluids & Products
United States	$33,363	$36,484	$116,361	$115,167
International	31,768	36,726	126,071	125,307
	65,131	73,210	242,432	240,474
Water & Flowback Services
United States	59,808	67,877	185,283	204,446
International(1)	16,761	10,377	36,892	28,216
	76,569	78,254	222,175	232,662
Total Revenue
United States	93,171	104,361	301,644	319,613
International(1)	48,529	47,103	162,963	153,523
	$141,700	$151,464	$464,607	$473,136
(1) Includes $4.1 million of lease revenue described below for the three and nine months ended September 30, 2024.

Lease Revenue

During the three months ended September 30, 2024, in connection with the settlement of a revenue contract by our Water & Flowback Services division, we entered into an arrangement with a customer including an embedded sales-type lease. Pursuant to this contract settlement, we recognized $7.4 million of revenues included in product sales revenues and including $4.1 million of revenues from the embedded lease. We also recognized $3.0 million of cost, included cost of product sales in our consolidated statements of operations during the three and nine months ended September 30, 2024. As of September 30, 2024, current lease receivables of $1.3 million and long-term lease receivables of $2.5 million are included in trade accounts receivable and other assets, respectively, in our consolidated balance sheets. The long-term lease receivable is expected to be collected by the end of 2026.
NOTE 3 – INVENTORIES

Components of inventories as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Finished goods	$83,170	$79,769
Raw materials	5,309	8,329
Parts and supplies	7,585	6,868
Work in progress	1,640	1,570
Total inventories	$97,704	$96,536

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.

NOTE 4 – INVESTMENTS

Our investments as of September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Investment in Kodiak(1)	$13,063	$8,538
Investment in CarbonFree	6,805	6,850
Investment in Standard Lithium	1,288	1,616
Investment in KMX Technologies	1,598	350
Total Investments	$22,754	$17,354
(1) Kodiak Gas Services, Inc. (NYSE: KGS) (“Kodiak”) acquired CSI Compressco LP (“CSI Compressco”) on April 1, 2024.

CarbonFree Chemicals Holdings LLC (“CarbonFree”) is a carbon capture company with patented technologies that capture CO2 and mineralize emissions to make commercial, carbon-negative chemicals. In December 2021, we invested $5.0 million in a convertible note issued by CarbonFree. During the three month period ended March 31, 2024, the convertible note agreement was amended and, in connection with that amendment, note holders agreed to defer their right to electively convert the convertible notes to common units of CarbonFree (“CarbonFree Units”) for two years. In exchange for the amendment, we received CarbonFree Units representing less than 1% of the CarbonFree Units outstanding as of September 30, 2024. The CarbonFree Units are not publicly traded and may not be offered, sold, transferred or pledged until such common units are registered pursuant to an effective registration statement or pursuant to an exemption from registration. Our exposure to potential losses by CarbonFree is limited to our investment, including capitalized and accrued interest associated with the CarbonFree convertible note and CarbonFree Units.

KMX Technologies (“KMX”) is advancing wastewater treatment and accelerating energy storage with its direct lithium recovery enhancement processes through its proprietary membrane distillation technology. During 2023, we invested $0.4 million in convertible notes issued by KMX. During the three months ended September 30, 2024, these convertible notes converted into preferred units and we invested $1.0 million in additional preferred units. We also received common units issued by KMX. The KMX preferred units and common units are not publicly traded and may not be offered, sold, transferred or pledged until such preferred units or common units are registered pursuant to an effective registration statement or pursuant to an exemption from registration.

We are party to agreements whereby Standard Lithium Ltd. (NYSE: SLI) (“Standard Lithium”) has the rights to produce and extract lithium in a portion of our Arkansas leases. The Company received and currently holds 800,000 shares of common stock of Standard Lithium under the terms of its arrangements.

See Note 7 - “Fair Value Measurements” for further information.
NOTE 5 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of September 30, 2024 and December 31, 2023 consists of the following:

	Scheduled Maturity	September 30, 2024	December 31, 2023

		(in thousands)
Term Credit Agreement(1)	January 1, 2030	$179,709	$157,505
Total long-term debt		$179,709	$157,505
(1) Net of unamortized discount of $5.2 million and $2.2 million as of September 30, 2024 and December 31, 2023, respectively, and net of unamortized deferred financing costs of $5.1 million and $3.3 million as of September 30, 2024 and December 31, 2023, respectively.

Term Credit Agreement

On January 12, 2024, the Company entered into a definitive agreement for a $265.0 million credit facility, consisting of a $190.0 million funded term loan and a $75.0 million delayed-draw term loan (collectively the “Term Credit Agreement”) that refinanced the Company’s prior credit facility outstanding as of December 31, 2023 and provided capital to advance the Company’s proposed Arkansas bromine processing project. Pricing on the Term Credit Agreement is the secured overnight financing rate (“SOFR”) plus 5.75%. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum. The interest rate per annum on borrowings under the Term Credit Agreement is 11.19% as of September 30, 2024 and the maturity date of the Term Credit Agreement is January 1, 2030. The Company used the net proceeds to repay in full the balance of its prior credit facility, with approximately $15.2 million of additional cash, net of discounts and transaction expenses. In connection with the Term Credit Agreement, we incurred approximately $5.3 million of fees which were deferred and will be amortized over the term of the Term Credit Agreement. As a result of termination of the prior credit facility, a loss of $5.5 million was recognized during the three-month period ended March 31, 2024 primarily for unamortized deferred financing costs.

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

As of September 30, 2024, our ABL Credit Agreement provides, with certain restrictions, for a senior secured revolving credit facility of up to $100.0 million with a $25.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, and a swingline loan sublimit of $11.5 million. The ABL Credit Agreement matures on May 13, 2029.

As of September 30, 2024, we had no borrowings outstanding and $0.2 million letters of credit or guarantees under our ABL Credit Agreement. Deferred financing costs of $0.8 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively, were classified as other long-term assets on the accompanying consolidated balance sheet as there was no outstanding balance on our ABL Credit Agreement. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $68.2 million under this agreement.

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

Swedish Credit Facility

In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of September 30, 2024, we had no balance outstanding and availability of approximately $4.9 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2024 and the Company intends to renew it annually.

Finland Credit Agreement

In January 2022, the Company also entered into an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of September 30, 2024, there were $1.5 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2025 and the Company intends to renew it annually.

Covenants

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of September 30, 2024, we are in compliance with all covenants under the credit agreements.
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

There have been no material developments in our legal proceedings during the quarter ended September 30, 2024. For additional discussion of our legal proceedings, please see our 2023 Annual Report and Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement.

Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of September 30, 2024, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $69.5 million, including $3.3 million for the remainder of 2024, $26.1 million in 2025, $22.3 million in 2026, $15.5 million in 2027, and $2.3 million in 2028. As of September 30, 2024, we also have commitments of $5.6 million related to long-lead infrastructure for our Completion Fluids & Products Division’s proposed bromine plant in Arkansas.

Contingencies Related to Discontinued Operations

In early 2018, we closed the Maritech Asset Purchase and Sale Agreement (“Maritech APA") and Maritech Membership Interest Purchase Agreement (“Maritech MIPA”) with Orinoco Natural Resources, LLC (“Orinoco”) that together provided for the purchase by Orinoco of all of Maritech’s remaining oil and gas properties and related assets and all outstanding membership interests of Maritech. Under the Maritech APA, Orinoco assumed responsibility for all of Maritech’s decommissioning liabilities related to the leases sold to Orinoco (the “Orinoco Lease Liabilities”) and, under the Maritech MIPA, Orinoco assumed all other liabilities of Maritech, including the decommissioning liabilities associated with Maritech’s interests in oil and gas properties previously sold by Maritech and select infrastructure still operated by Maritech (the “Legacy Liabilities”), subject to certain limited exceptions unrelated to the decommissioning liabilities. To the extent that Maritech or Orinoco fails to satisfy decommissioning liabilities associated with any of the Orinoco Lease Liabilities or the Legacy Liabilities, we may be required to satisfy such liabilities under third party indemnity agreements and corporate guarantees that we previously provided to the U.S. Department of the Interior (“BSEE”) and other parties, respectively, for which costs may be significant. Pursuant to a Bonding Agreement entered into as part of these Orinoco transactions (the “Bonding Agreement”), Orinoco provided non-revocable performance bonds from a surety company in an aggregate amount of $46.8 million to cover the performance by Orinoco and Maritech of certain specific asset retirement obligations of Maritech (the “Initial Bonds”) and agreed to replace the Initial Bonds with other non-revocable performance bonds in the aggregate sum of $47.0 million (collectively, the “Replacement Bonds”). In the event Orinoco does not provide the Replacement Bonds, Orinoco is required to make certain cash escrow payments to us. To date, no cash escrow payments have been made. On August 16, 2024, we issued a letter to Orinoco and the bond company demanding realignment of the existing bonds and/or issuance of Replacement Bonds pursuant to the terms of the Bonding Agreement to better align bond coverage with the more likely liability risks. To date, no written response has been received.

In addition, Maritech and certain other interest owners have received decommissioning orders from BSEE and could receive additional decommissioning orders in the future. Such decommissioning orders received by Maritech and other interest owners relate to asset retirement obligations for certain properties in the Gulf of Mexico. From time to time, we also receive demand notices from third parties related to certain corporate guarantees or other arrangements covering such decommissioning liabilities. While the ultimate outcome of such matters cannot be predicted at this time, if Maritech or other interest owners default, BSEE or third parties may seek to enforce certain corporate guarantees or third party indemnity agreements against us for a portion of such decommissioning obligations, which may be significant.

With respect to certain properties in the Gulf of Mexico, we have been advised that the cost of the decommissioning work to plug and abandon certain wells is projected to be significantly higher than the approximately $10.7 million bond supporting the liability, which was put in place by Maritech and other interest owners based on earlier cost estimates. We have also been advised more recently that Maritech’s prior working interest with respect those plugging and abandonment (“P&A”) costs are expected to exceed its share of the bond. In September 2024, P&A operations commenced pursuant to a cost sharing agreement among certain parties for decommissioning certain properties in the Gulf of Mexico. While Maritech is not a party to this cost sharing agreement, a predecessor of Maritech has advised us that it expects to seek reimbursement from us for the portion of decommissioning costs it has contractually agreed to pay pursuant to the terms of the cost sharing agreement. While the ultimate outcome of this matter cannot be predicted, we could potentially be liable for an estimated amount in the range of $5.8 million to $19.4 million, depending on the outcome of negotiations and whether other partners or property owners in the chain of title fulfill their respective obligations under their agreements. Additionally, we understand that in connection with the P&A operations being performed, Maritech and the other named obligees have made a demand on the related bond. We have made efforts to protect Maritech’s proportionate share of the bond proceeds (approximately $3.9 million), including demanding that the surety segregate or ensure that Maritech’s share is applied solely to satisfy its proportionate share of the decommissioning costs. We accrued a liability of $5.8 million related to this obligation during the three months ended September 30, 2024.
NOTE 7 – FAIR VALUE MEASUREMENTS

Financial Instruments

Investments

We retained an interest in CSI Compressco, which was acquired by Kodiak on April 1, 2024, and we received shares of Kodiak in exchange for our common units in CSI Compressco in connection with such acquisition. In December 2021, we invested in a $5.0 million convertible note issued by CarbonFree. During 2023, we invested $0.4 million in convertible notes issued by KMX. During the three months ended September 30, 2024, these convertible notes converted into preferred units and we invested $1.0 million in additional preferred units. We also received common units issued by KMX. In addition, we receive stock of Standard Lithium under the terms of our arrangements as noted in Note 4 - “Investments.”

Our investments in Kodiak, Standard Lithium, and, formerly, CSI Compressco, are recorded in investments on our consolidated balance sheets based on the quoted market stock price (Level 1 fair value measurements). The stock component of consideration received from Standard Lithium was initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Changes in the value of stock are recorded in other (income) expense, net in our consolidated statements of operations.

Our investment in preferred units issued by KMX as of September 30, 2024 were recorded based on observable market-based inputs for preferred units issued to several investors during August and September 2024 (Level 2 fair value measurement). Our investment in convertible notes and common units issued by CarbonFree and our investment in common units issued by KMX are recorded in our consolidated financial statements based on an internal valuations with assistance from a third-party valuation specialist (Level 3 fair value measurement). The valuations are impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings. The convertible note issued by CarbonFree includes an option to convert the note into equity interests issued by CarbonFree. The change in the fair value of the embedded option, as well as the KMX preferred units and common units, are included in other (income) expense, net in our consolidated statements of operations. The change in the fair value of the convertible note issued by CarbonFree, excluding the embedded option, is included in other comprehensive income (loss) in our consolidated statements of comprehensive income.

The change in our investments for the three-month and nine-month periods ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$13,279	$—	$7,148	$20,427
Purchase of investments	—	1,000	21	1,021
Reclassification between Level 2 and Level 3 fair value	—	350	(350)	—
Unrealized gain on equity securities	1,072	38	193	1,303
Unrealized loss on embedded option	—	—	(553)	(553)
Unrealized gain on convertible note, excluding embedded option	—	—	556	556
Investment balance at end of period	$14,351	$1,388	$7,015	$22,754

	Three Months Ended September 30, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$10,199	$6,519	$16,718
Purchase of investments	—	100	100
Unrealized loss on equity securities	(707)	—	(707)
Unrealized gain on embedded option	—	148	148
Unrealized gain on convertible note, excluding embedded option	—	146	146
Investment balance at end of period	$9,492	$6,913	$16,405

	Nine Months Ended September 30, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$10,154	$—	$7,200	$17,354
Purchase of investments	—	1,000	21	1,021
Reclassification between Level 2 and Level 3 fair value	—	350	(350)	—
Unrealized gain on equity securities	4,197	38	1,070	5,305
Unrealized loss on embedded option	—	—	(1,714)	(1,714)
Unrealized gain on convertible note, excluding embedded option	—	—	788	788
Investment balance at end of period	$14,351	$1,388	$7,015	$22,754

	Nine Months Ended September 30, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$8,147	$6,139	$14,286
Purchase of investments	—	350	350
Unrealized gain on equity securities	1,345	—	1,345
Unrealized loss on embedded option	—	(50)	(50)
Unrealized gain on convertible note, excluding embedded option	—	474	474
Investment balance at end of period	$9,492	$6,913	$16,405

Recurring fair value measurements by valuation hierarchy as of September 30, 2024 and December 31, 2023 are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in Kodiak	$13,063	$13,063	$—	$—
Investment in CarbonFree	6,805	—	—	6,805
Investment in Standard Lithium	1,288	1,288	—	—
Investment in KMX Technologies	1,598	—	1,388	210
Total investments	$22,754

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in CSI Compressco	$8,538	$8,538	$—	$—
Investment in CarbonFree	6,850	—	—	6,850
Investment in Standard Lithium	1,616	1,616	—	—
Investment in KMX Technologies	350	—	—	350
Investments	$17,354

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

NOTE 8 – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Number of weighted average common shares outstanding	131,579	129,777	131,100	129,395
Assumed vesting of equity awards	450	2,312	993	1,440
Average diluted shares outstanding	132,029	132,089	132,093	130,835

NOTE 9 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Division and Water & Flowback Services Division.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$61,451	$68,532	$229,223	$228,415
Water & Flowback Services Division	10,324	435	12,511	2,304
Consolidated	$71,775	$68,967	$241,734	$230,719

Services
Completion Fluids & Products Division	$3,680	$4,678	$13,209	$12,059
Water & Flowback Services Division	66,245	77,819	209,664	230,358
Consolidated	$69,925	$82,497	$222,873	$242,417

Total revenues
Completion Fluids & Products Division	$65,131	$73,210	$242,432	$240,474
Water & Flowback Services Division	76,569	78,254	222,175	232,662
Consolidated	$141,700	$151,464	$464,607	$473,136

Income (loss) before taxes and discontinued operations
Completion Fluids & Products Division	$19,119	$16,932	$65,564	$67,330
Water & Flowback Services Division	4,674	8,475	8,551	22,869
Corporate Overhead(1)	(16,217)	(18,691)	(52,765)	(54,869)
Consolidated	$7,576	$6,716	$21,350	$35,330
(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
General and administrative expense	$10,780	$13,552	$32,570	$37,206
Depreciation and amortization	93	101	258	303
Impairments and other charges	109	—	109	777
Interest expense, net	6,043	5,755	18,440	17,029
Loss on debt extinguishment	—	—	5,535	—
Other general corporate income, net	(808)	(717)	(4,147)	(446)
Total	$16,217	$18,691	$52,765	$54,869

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
Business Overview

We are an energy services and solutions company with operations on six continents focused on developing environmentally conscious services and solutions that help make people's lives better. In addition to providing products and services to the oil and gas industry and calcium chloride for diverse applications, TETRA is expanding into the low-carbon energy market with chemistry expertise, key mineral acreage, and global infrastructure, helping to meet the demand for sustainable energy in the twenty-first century. We are also developing and pilot testing technologies to treat and desalinate produced water from oil wells for beneficial reuse, including surface discharge. We are composed of two segments – Completion Fluids & Products Division and Water & Flowback Services Division.

Consolidated revenue for the first nine months of 2024 of $464.6 million decreased slightly compared to the prior year due to weaker activity in our Water & Flowback Services Division, partially offset by an increase in fluids shipments from our Completion Fluids & Products Division.

Completion Fluids & Products Division revenues for the first nine months of 2024 increased slightly compared to the first nine months of 2023, despite a 34.9% sequential decrease in revenues for the third quarter following traditionally strong seasonal European industrial chemicals volumes in the second quarter as well as three third-quarter hurricanes which shifted some of our planned Gulf of Mexico deepwater work into early 2025. We were awarded a three-well TETRA CS Neptune fluids project in the Gulf of Mexico that is expected to begin in the first quarter of 2025. TETRA CS Neptune fluids projects are historically higher revenue and margin projects. We also recently secured a significant multi-well, multi-year deep water completion fluids contract in Brazil.

Our Water & Flowback Services revenues decreased 4.5% compared to the first nine months of 2023 reflecting weaker onshore activity in the Unites States and lower offshore completions fluids activity, primarily in the Gulf of Mexico and Middle East. Water & Flowback Services revenues increased 6.5% sequentially, driven by the sale of an early production facility expansion in Argentina, which partially offset weaker onshore activity. Adjusted EBITDA margins remained stable at 14.6% for the third quarter of 2024 mainly as a result of the early production facility expansion sale. Investments in technologies including BlueLinx automation, TETRA SandStorm sand filtration and TETRA Automated Drillout Systems Technology have allowed us to gain market share as the North America onshore market weakens.

We are committed to pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. In June 2023, we entered into the MOU with Saltwerx, an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to a newly formed Evergreen Brine Unit (the “Evergreen Unit”) and potential bromine and lithium production from brine produced from the unit. We and Saltwerx continue to evaluate the development of the Evergreen Unit, including the negotiation of the joint venture for the Evergreen Unit. The extraction of lithium and bromine from these brine leases would likely require a significant amount of time and capital, which we are not able to estimate at this time. We completed an initial preliminary economic assessment in early 2023 for a bromine extraction plant. On January 8, 2024, we announced the completion of a technical resources report (the “Resources Report”) for our Evergreen Unit in Arkansas. In August 2024, we published a definitive feasibility study with compelling economics for the production of bromine from our Evergreen Unit to meet the growing demands for oil and gas offshore completion fluids and the new market for the TETRA PureFlow+ electrolyte in the long duration energy storage market. We believe that lithium prices will improve to levels that support increased supply investment. We and Saltwerx continue to evaluate the development of the Evergreen Unit and are continuing to advance the engineering studies required to define the lithium project economics.

We are prioritizing our strategic initiatives on projects that can immediately impact our near-term results, focused on TETRA CS Neptune fluids in the Gulf of Mexico, TETRA PureFlow+ electrolyte shipments and further advancing our water desalination pilot units that are expected to transition into long-duration contracts for commercial desalination plants.
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

Three months ended September 30, 2024 compared with three months ended June 30, 2024.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2024	2024
	(in thousands, except percentages)
Revenues	$141,700	$171,935	$(30,235)	(17.6)%
Gross profit	34,363	43,253	(8,890)	(20.6)%
Gross profit as a percentage of revenue	24.3%	25.2%
General and administrative expense	22,406	22,137	269	1.2%
General and administrative expense as a percentage of revenue	15.8%	12.9%
Interest expense, net	5,096	6,185	(1,089)	(17.6)%
Other (income) expense, net	(715)	2,452	3,167	NM(1)
Income before taxes and discontinued operations	7,576	12,479	(4,903)	(39.3)%
Income before taxes and discontinued operations as a percentage of revenue	5.3%	7.3%
Provision for income taxes	4,744	4,839	(95)	(2.0)%
Income (loss) before discontinued operations	2,832	7,640	(4,808)	(62.9)%
Discontinued operations:
Loss from discontinued operations, net of taxes	(5,830)	—	5,830	100.0%
Net income	(2,998)	7,640	(10,638)	(139.2)%
Loss attributable to noncontrolling interests	—	3	(3)	100.0%
Net income (loss) attributable to TETRA stockholders	$(2,998)	$7,643	$(10,641)	(139.2)%
 (1) Percent change is not meaningful

Consolidated revenues decreased between the current and previous quarters primarily due to lower activity for the Completion Fluids & Products division, primarily due to lower sales volumes following the traditionally strong Northern European industrial chemicals seasonal impact in the second quarter. Overall completion fluids activity was lower in the third quarter as three hurricanes impacted the timing of deepwater projects, resulting in sequentially lower volumes in the Gulf of Mexico. These decreases were slightly offset by higher revenues for our Water & Flowback Services division from the early production facility expansion sale. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit decreased primarily due to weaker activity levels from the Completion Fluids & Products Division. See Divisional Comparisons section below for additional discussion.

Consolidated other (income) expense, net, decreased compared to the prior quarter primarily due to a $2.1 million decrease in foreign exchange losses partially due to a $1.4 million out-of-period correction in the prior quarter for the remeasurement of a prepaid tax balance, and a $0.7 million net increase in unrealized gains on investments.

Consolidated provision for income tax was $4.7 million during the current quarter, compared to $4.8 million during the prior quarter. Our consolidated effective tax rate for the three months ended September 30, 2024 was 62.6% due to a significant portion of income being generated in jurisdictions for which we were not able to utilize our net operating losses for which we had established valuation allowances. Argentina being one of these jurisdictions, the increase in the Argentinian taxes were significantly impacted by the sale of the early production facility expansion as well an inflation adjustment to Argentinian taxable income required to be made under local law. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States and certain other non-U.S. jurisdictions.

Loss from discontinued operations increased $5.8 million due to the accrual for decommissioning obligations associated with our former Offshore division recorded during the current quarter. See Note 6 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional information.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2024	2024
	(in thousands, except percentages)
Revenues	$65,131	$100,019	$(34,888)	(34.9)%
Gross profit	24,391	33,631	(9,240)	(27.5)%
Gross profit as a percentage of revenue	37.4%	33.6%
General and administrative expense	6,055	6,991	(936)	(13.4)%
General and administrative expense as a percentage of revenue	9.3%	7.0%
Interest income, net	(942)	(135)	807	597.8%
Other expense, net	159	122	37	30.3%
Income before taxes and discontinued operations	$19,119	$26,653	$(7,534)	(28.3)%
Income before taxes and discontinued operations as a percentage of revenue	29.4%	26.6%

Revenues for our Completion Fluids & Products Division decreased primarily due to weaker volumes for industrial chemical sales following the traditional seasonal uplift in Northern Europe in the prior quarter and lower completion fluids volumes as hurricanes in the Gulf of Mexico impacted the timing of deepwater projects, as well as lower sales in the Middle East as we transition from a term ending contract to a new two-year fluids award that will start in 2025.

Gross profit for our Completion Fluids & Products Division decreased compared to the prior quarter consistent with lower revenues. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Completion Fluids & Products Division general and administrative expense decreased $0.9 million, primarily due to a $0.6 million reduction in compensation expense including short-term incentive compensation.

Other expense, net increased primarily due to a $0.5 million increase in unrealized losses from our investment in CarbonFree convertible note embedded option, partially offset by a $0.3 million decrease in foreign exchange losses and a $0.2 million increase in unrealized gains from our investment in Standard Lithium shares due to an increase in the share price.

Water & Flowback Services Division

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2024	2024
	(in thousands, except percentages)
Revenues	$76,569	$71,916	$4,653	6.5%
Gross profit	10,174	9,707	467	4.8%
Gross profit as a percentage of revenue	13.3%	13.5%
General and administrative expense	5,572	4,459	1,113	25.0%
General and administrative expense as a percentage of revenue	7.3%	6.2%
Interest (income) expense, net	(5)	68	(73)	(107.4)%
Other (income) expense, net	(67)	2,024	(2,091)	NM(1)
Income before taxes and discontinued operations	$4,674	$3,156	$1,518	48.1%
Income before taxes and discontinued operations as a percentage of revenue	6.1%	4.4%
 (1) Percent change is not meaningful

Revenues for our Water & Flowback Services Division increased in the current quarter compared to the prior quarter, primarily due to the sale of an early production facility expansion in Argentina, partially offset by weaker activity in North America as completions activity continues to slow down.

Gross profit for our Water & Flowback Services Division increased compared to the previous quarter primarily due to the sale of the early production facility expansion, offsetting weaker United States onshore activity.

The Water & Flowback Services Division income before taxes and discontinued operations improved due to the higher gross profits described above, a $1.8 million decrease in foreign exchange losses primarily due to a $1.4 million out-of-period correction in the prior quarter for remeasurement of a prepaid tax balance, and a $0.2 million increase in unrealized gains from our investment in KMX Technologies. These improvements were partially offset by a $1.1 million increase in general and administrative expense, primarily an increase in compensation expense, including of $0.2 million severance expense associated with headcount reductions, and a $0.3 million increase in allowance for credit losses.

Corporate Overhead

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2024	2024
	(in thousands, except percentages)
Depreciation and amortization	$93	$84	$9	10.7%
Impairments and other charges	109	—	109	100.0%
General and administrative expense	10,780	10,689	91	0.9%
Interest expense, net	6,043	6,252	(209)	(3.3)%
Other (income) expense, net	(808)	305	1,113	NM(1)
Loss before taxes and discontinued operations	$(16,217)	$(17,330)	$(1,113)	(6.4)%
 (1) Percent change is not meaningful

Corporate overhead loss before taxes and discontinued operations decreased compared to the prior quarter including a $0.7 million increase in unrealized gains related to unit price changes of our investment in Kodiak. During the third quarter, we implemented headcount reductions reflecting the slowdown in onshore activity.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023.
Consolidated Comparisons

	Nine Months Ended
	September 30,		Period to Period Change
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenues	$464,607	$473,136	$(8,529)	(1.8)%
Gross profit	108,718	123,402	(14,684)	(11.9)%
Gross profit as a percentage of revenue	23.4%	26.1%
Exploration and pre-development costs	—	6,836	(6,836)	100.0%
General and administrative expense	66,841	73,254	(6,413)	(8.8)%
General and administrative expense as a percentage of revenue	14.4%	15.5%
Interest expense, net	17,233	16,672	561	3.4%
Loss on debt extinguishment	5,535	—	5,535	100.0%
Other income, net	(2,241)	(8,690)	(6,449)	(74.2)%
Income before taxes and discontinued operations	21,350	35,330	(13,980)	(39.6)%
Income before taxes and discontinued operations as a percentage of revenue	4.6%	7.5%
Provision for income taxes	9,963	5,612	4,351	77.5%
Income before discontinued operations	11,387	29,718	(18,331)	(61.7)%
Discontinued operations:
Loss from discontinued operations, net of taxes	(5,830)	(68)	5,762	NM(1)
Net income	5,557	29,650	(24,093)	(81.3)%
Loss attributable to noncontrolling interests	3	25	(22)	(88.0)%
Net income attributable to TETRA stockholders	$5,560	$29,675	$(24,115)	(81.3)%
 (1) Percent change is not meaningful

Consolidated revenues decreased compared to the prior year due to weaker United States onshore activity from our Water & Flowback Services Division, partially offset by stronger activity from our Completion Fluids & Products Division. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit decreased in the current year primarily due to weaker activity and margin contraction from our Water & Flowback Services Division, slightly offset by stable European and North American fluids sales volumes and favorable pricing from our Completion Fluids & Products Division.

Consolidated exploration and pre-development costs decreased $6.8 million due to the capitalization of certain pre-development costs related to our leased acreage in Arkansas beginning in January 2024.

Consolidated general and administrative expenses decreased compared to the prior year due to a $6.4 million decrease in compensation expense primarily from lower incentive compensation and from headcount reductions.

Consolidated loss on debt extinguishment increased $5.5 million from non-cash unamortized finance costs expensed in connection with the repayment of our prior Term Credit Agreement in January 2024.

Consolidated other income, net, decreased in the current year compared to the prior year primarily due to a $6.7 million decrease in income from collaborative arrangements representing the portion of exploration and pre-development costs that were reimbursable by Saltwerx included in other income, net prior to capitalization of net pre-development costs beginning in January 2024. In addition, a $2.6 million increase in foreign exchange loss including the $1.4 million out-of-period correction in the second quarter of 2024 for remeasurement of a prepaid tax balance, was partially offset by $3.7 million increase in net unrealized gains on investments.

Consolidated provision for income taxes was $10.0 million during the current year, compared to $5.6 million during the prior year. Our consolidated effective tax rate for the current year is 46.7%, compared to 15.9% during the prior year. Our effective tax rate increase was primarily the result of a significant portion of income generated in jurisdictions, mainly Argentina, for which we were not able to utilize net operating losses for which we had established valuation allowances. The increase in the Argentinian taxes were significantly impacted by the sale of the early production facility expansion as well an inflation adjustment to Argentinian taxable income required under local law to be made. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the United States as well as in certain non-U.S. jurisdictions.

Loss from discontinued operations increased $5.8 million primarily due to the accrual for decommissioning obligations associated with our former Offshore division recorded during the current quarter. See Note 6 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional information.

Divisional Comparisons

Completion Fluids & Products Division

	Nine Months Ended
	September 30,		Period to Period Change
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenues	$242,432	$240,474	$1,958	0.8%
Gross profit	84,453	87,469	(3,016)	(3.4)%
Gross profit as a percentage of revenue	34.8%	36.4%
Exploration and pre-development costs	—	6,836	(6,836)	(100.0)%
General and administrative expense	19,739	21,553	(1,814)	(8.4)%
General and administrative expense as a percentage of revenue	8.1%	9.0%
Interest income, net	(1,346)	(600)	746	124.3%
Other (income) expense, net	496	(7,650)	(8,146)	NM(1)
Income before taxes and discontinued operations	$65,564	$67,330	$(1,766)	(2.6)%
Income before taxes and discontinued operations as a percentage of revenue	27.0%	28.0%
 (1) Percent change is not meaningful

Revenues for our Completion Fluids & Products Division increased slightly compared to the prior year primarily due to the strength of industrial chemical sales activity and favorable pricing.

Gross profit for our Completion Fluids & Products Division decreased compared to the prior year due to an unfavorable mix of fluid sales. Our profitability in future periods will continue to be affected by the timing of and the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Consolidated exploration and pre-development costs decreased $6.8 million due to the capitalization of costs beginning in January 2024 following project developments, including the completion of a technical resources report, compared to expensing of costs associated with the front-end engineering and design study and appraisal costs associated with the activity in the prior year.

Income before taxes and discontinued operations for our Completion Fluids & Products Division decreased compared to the prior year driven by lower gross profit and a $6.7 million decrease in income from collaborative arrangements representing the portion of exploration and pre-development costs related to our Arkansas development that were reimbursable by Saltwerx and included in other income, net prior to capitalization of net pre-development costs beginning in January 2024. Other (income) expense, net also decreased $1.1 million from lower cash and shares received from our arrangement with Standard Lithium and $0.8 million from increased unrealized losses from our CarbonFree convertible note embedded option. These changes were partially offset by a $1.8 million decrease in general and administrative expense from lower compensation expense, professional services and provision for credit losses on trade accounts receivable, and a $0.4 million decrease in foreign exchange losses.

Water & Flowback Services Division

	Nine Months Ended
	September 30,		Period to Period Change
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenues	$222,175	$232,662	$(10,487)	(4.5)%
Gross profit	24,632	37,012	(12,380)	(33.4)%
Gross profit as a percentage of revenue	11.1%	15.9%
General and administrative expense	14,533	14,496	37	0.3%
General and administrative expense as a percentage of revenue	6.5%	6.2%
Interest expense, net	139	243	(104)	(42.8)%
Other (income) expense, net	1,409	(596)	(2,005)	NM(1)
Income before taxes and discontinued operations	$8,551	$22,869	$(14,318)	(62.6)%
Income before taxes and discontinued operations as a percentage of revenue	3.8%	9.8%
 (1) Percent change is not meaningful

Revenues for our Water & Flowback Services Division decreased primarily for water management due to lower United States drilling and completion activity, partially offset by revenue from the sale of the early production facility expansion in Argentina during the third quarter of 2024.

Gross profit for our Water & Flowback Services Division decreased from the prior year primarily due to lower revenues resulting from the decreased United States onshore activity levels described above and operating cost inflation.

Income before taxes and discontinued operations for our Water & Flowback Services Division decreased primarily due to a decline in the gross profit described above and a $2.6 million increase in foreign exchange losses including the $1.4 million out-of-period correction in the second quarter of 2024 for remeasurement of a prepaid tax balance, partially offset by a $0.2 million increase in unrealized gains from our investment in KMX Technologies.

Corporate Overhead

	Nine Months Ended
	September 30,		Period to Period Change
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$258	$303	$(45)	(14.9)%
Impairments and other charges	109	777	(668)	(86.0)%
General and administrative expense	32,570	37,206	(4,636)	(12.5)%
Interest expense, net	18,440	17,029	1,411	8.3%
Loss on debt extinguishment	5,535	—	5,535	100.0%
Other income, net	(4,147)	(446)	3,701	829.8%
Loss before taxes and discontinued operations	$(52,765)	$(54,869)	$(2,104)	(3.8)%

Corporate overhead loss before taxes and discontinued operations decreased primarily due to a $4.3 million increase in unrealized gains related to unit price changes of our investment in Kodiak, which acquired CSI Compressco in April 2024, and a $4.6 million decrease in general and administrative expenses primarily from lower variable compensation costs, partially offset by a $5.5 million loss associated with the early extinguishment of our prior term credit agreement in January 2024 and a $1.4 million increase in interest expense, net due to an increase in borrowing on our Term Credit Agreement.

Non-GAAP Financial Measures

We use U.S. GAAP financial measures such as revenues, gross profit, income (loss) before taxes and discontinued operations, and net cash provided by operating activities, as well as certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures for our business.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before taxes and discontinued operations, excluding impairments, exploration and pre-development costs, certain special, non-recurring or other charges (or credits), including loss on debt extinguishment, interest, depreciation and amortization, income from collaborative arrangement and certain non-cash items such as equity-based compensation expense. The most directly comparable GAAP financial measure is net income (loss) before taxes and discontinued operations. Exploration and pre-development costs represent expenditures incurred to evaluate potential future development of TETRA’s lithium and bromine properties in Arkansas. Such costs include exploratory drilling and associated engineering studies. Income from collaborative arrangement represents the portion of exploration and pre-development costs that are reimbursable by our Evergreen Unit partner. We began capitalizing certain exploration and pre-development costs in January 2024 and therefore these costs are only excluded to the extent they were expensed. Exploration and pre-development costs and the associated income from collaborative arrangement were excluded from Adjusted EBITDA in prior periods because they did not relate to the Company’s current business operations. Adjustments to long-term incentives represent adjustments to valuation of long-term cash incentive compensation awards that are related to prior years. These costs are excluded from Adjusted EBITDA because they did not relate to the periods presented and are considered to be outside of normal operations. Long-term incentives are earned over a three-year period and the costs are recorded over the three-year period they are earned. The amounts accrued or incurred are based on a cumulative of the three-year period. Equity-based compensation expense represents compensation that has been or will be paid in equity and is excluded from Adjusted EBITDA because it is a non-cash item.

Adjusted EBITDA is used by management as a supplemental financial measure to assess financial performance, without regard to charges or credits that are considered by management to be outside of its normal operations and without regard to financing methods, capital structure or historical cost basis, and to assess the Company’s ability to incur and service debt and fund capital expenditures.

The following tables reconcile net income (loss) before taxes and discontinued operations to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	September 30, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Corporate Other	Total
	(in thousands, except percentages)
Revenue	$65,131	$76,569	$—	$—	$141,700
Net income (loss) before taxes and discontinued operations	19,119	4,674	(10,779)	(5,438)	7,576
Impairments and other charges	—	—	109	—	109
Former CEO stock appreciation right credit	—	—	(190)	—	(190)
Transactions, restructuring, and other expenses	39	203	350	—	592
Interest (income) expense, net	(942)	(5)	—	6,043	5,096
Depreciation, amortization, and accretion	2,416	6,328	—	93	8,837
Equity-based compensation expense	—	—	1,481	—	1,481
Adjusted EBITDA	$20,632	$11,200	$(9,029)	$698	$23,501

Adjusted EBITDA as % of revenue	31.7%	14.6%			16.6%

	Three Months Ended
	June 30, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Corporate Other	Total
	(in thousands, except percentages)
Revenue	$100,019	$71,916	$—	$—	$171,935
Net income (loss) before taxes and discontinued operations	26,653	3,156	(10,689)	(6,641)	12,479
Former CEO stock appreciation right expense	—	—	(428)	—	(428)
Transaction, restructuring, and other expenses	37	—	—	—	37
Unusual foreign exchange loss	—	1,387	—	—	1,387
Interest (income) expense, net	(135)	68	—	6,252	6,185
Depreciation, amortization, and accretion	2,361	6,329	—	84	8,774
Equity-based compensation expense	—	—	1,800	—	1,800
Adjusted EBITDA	$28,916	$10,940	$(9,317)	$(305)	$30,234

Adjusted EBITDA as % of revenue	28.9%	15.2%			17.6%

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
Liquidity and Capital Resources

We believe that our capital structure allows us to meet our financial obligations on both a short-term and long-term basis. Our liquidity at the end of the third quarter was $196.5 million. Liquidity is defined as unrestricted cash plus availability of $75 million under the delayed draw from our Term Credit Agreement and availability under our credit agreements. Information about the terms and covenants of our debt agreements can be found in Note 5 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash are as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Operating activities	$30,885	$51,331
Investing activities	$(44,444)	$(28,918)
Financing activities	$9,998	$(1,894)

Operating Activities

Consolidated cash flows provided by operating activities decreased compared to the first nine months of 2023 primarily due to a decrease in gross profit and working capital changes.

Investing Activities

Total cash capital expenditures during the first nine months of 2024 were $45.8 million, which reflects increased expenditures for advancement of our Arkansas brine resource development and additions to accommodate industry-wide activity. Our Completion Fluids & Products Division spent $29.3 million on capital expenditures, including $22.6 million for our Arkansas brine resource development, and additional investments to support projected activity levels in the United States and Europe. Our Water & Flowback Services Division spent $16.3 million on capital expenditures to maintain, automate and upgrade its water management and flowback equipment fleet. Water and Flowback Services Division capital expenditures also included expenditures related to expansion of early production facilities in Argentina.

Investing activities during the first nine months of 2023 also included $2.9 million of proceeds for insurance settlements from damage to our Lake Charles facility in 2020.

Historically, a significant majority of our planned capital expenditures have been related to identified opportunities to grow and expand our existing businesses. We are also focused on enhancing shareholder value by capitalizing on our key mineral assets, brine mineral extraction expertise, and aqueous chemistry competency to expand our offerings into the low carbon energy markets. However, we continue to review all capital expenditure plans carefully in an effort to conserve cash. As of September 30, 2024, we have commitments of $5.6 million related to long-lead infrastructure for our Completion Fluids & Products Division’s planned bromine plant in Arkansas. We currently have no other significant long-term capital expenditure commitments. If the forecasted demand for our products and services increases or decreases, the amount of planned expenditures on growth and expansion may be adjusted.

Lithium and Bromine Resources

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. Additional information on these inferred, indicated and measured resources is described in Part I, “Item 2. Properties” in our 2023 Annual Report.

The extraction of lithium and bromine from these brine leases and the work needed to undertake these operations would likely require a significant amount of time and capital. In August 2024, we published a definitive feasibility study with compelling economics for the production of bromine from our Evergreen Unit to meet the growing demands for oil and gas offshore completion fluids and the new market for the TETRA PureFlow+ electrolyte in the long duration energy storage market. We believe that lithium prices will improve to levels that support increased supply investment. We and Saltwerx continue to evaluate the development of the Evergreen Unit and are continuing to advance the engineering studies required to define the lithium project economics, including the negotiation of the joint venture for the Evergreen Unit.

Financing Activities

Our financing activities for the first nine months of 2024 include $184.7 million of borrowings primarily under our new Term Credit Agreement, net of discount, and $163.5 million of repayments primarily for our prior term credit agreement, and $6.0 million of debt issuance costs associated with our new term loan in January 2024 and the ABL Amendment in May 2024, as well as $1.1 million of capital lease payments associated with equipment leased primarily for the early production facilities in Argentina. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

For additional information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Other Sources and Uses of Cash

In addition to our credit facilities, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of September 30, 2024, the market value of our investments in Kodiak and Standard Lithium were $13.1 million and $1.3 million, respectively, with no holding restrictions on our ability to monetize our interests. In addition, we are party to agreements in which Standard Lithium has the right to explore for, and an option to acquire the right to produce and extract lithium in our Arkansas leases as well as additional potential resources, in the Mojave region of California. Standard Lithium exercised its option with respect to our Arkansas leases on October 6, 2023. We also hold an investment in a convertible note and common units issued by CarbonFree valued at $6.8 million as of September 30, 2024.

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

As of September 30, 2024, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

These forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable, but such forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: economic and operating conditions that are outside of our control, including the trading price of our common stock, and the supply, demand, and prices of oil and natural gas; the availability of adequate sources of capital to us; the effect of inflation on the cost of goods and services; the activity levels of our customers; our operational performance; actions taken by our customers, suppliers, competitors and third-party operators; the availability of raw materials and labor at reasonable prices; risks related to acquisitions and our growth strategy; restrictions under our debt agreements and the consequences of any failure to comply with debt covenants; the effect and results of litigation, commercial disputes, regulatory matters, settlements, audits, assessments, and contingencies; potential regulatory initiatives to restrict hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges; risks related to our foreign operations; risks related to our non-controlling equity investments; information and operational technology risks, including the risk of cyberattack; our health, safety and environmental performance; the effects of consolidation on our customers and competitors; global or national health concerns, including the outbreak of pandemics or epidemics such as the coronavirus (COVID-19); acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current conflict between Russia and Ukraine, the conflict in the Israel-Gaza region and continued hostilities in the Middle East, maritime piracy attacks, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions; and statements regarding our beliefs, expectations, plans, goals, future events and performance and other statements that are not purely historical. These statements include statements concerning the mineral resource estimates and reserve estimates of lithium and bromine, the potential extraction of lithium and bromine from the leased acreage, the development of the assets including construction of lithium and bromine extraction plants, the economic viability thereof, the demand for such resources, and the timing and cost of such activities; the accuracy of our resources report, feasibility study and economic assessment regarding our lithium and bromine acreage; and the ability to obtain a resources report that moves the remaining portion of our bromine and lithium inferred resources to a higher resource or reserve category. With respect to our disclosures of measured, indicated and inferred mineral resources, including bromine and lithium carbonate equivalent concentrations, it is unclear whether they will ever be economically developed. Investors are cautioned that mineral resources do not have demonstrated economic value and further exploration may not result in the estimation of a mineral reserve. Further there are a number of uncertainties related to processing lithium, which is an inherently difficult process, including, for example, the development of the technology to do so successfully and economically. Therefore, investors are cautioned not to assume that all or any part of our resources can be economically or legally commercialized. In particular, investors are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. With respect to the Company’s disclosures of the MOU with Saltwerx, it is uncertain about the ability of the parties to successfully negotiate one or more definitive agreements, the future relationship between the parties, and the ability to successfully and economically produce lithium and bromine from the Evergreen Unit.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. Borrowings under the Term Credit Agreement bear interest at a rate per annum of SOFR plus 5.75%. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum. Borrowings under our ABL Credit Agreement, if any, bear interest at an agreed-upon percentage rate spread above SOFR. Borrowings under our Swedish Credit Facility, if any, bear interest at fixed rates of 2.95%. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk. As of September 30, 2024, we had no borrowings outstanding under our ABL Credit Agreement or Swedish Credit Facility. The following table sets forth as of September 30, 2024, the principal amount due under our long-term debt obligations and the respective interest rate.

		Interest	September 30, 2024
	Scheduled Maturity	Rate
			(in thousands)
Term Credit Agreement	January 1, 2030	11.19%	$190,000
TETRA total debt			$190,000

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of September 30, 2024, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, the end of the period covered by this quarterly report.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, no director or officer of TETRA adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibits:

3.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 1, 2023 (SEC File No. 001-13455).
3.2	Amended and Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
3.3	Second Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
10.1*+#	Memorandum of Understanding Amendment No. 5 between TETRA Technologies, Inc. and Saltwerx LLC dated August 19, 2024
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
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
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2024 and 2023; (iii) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (iv) Consolidated Statements of Equity for the nine-month periods ended September 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements for the nine months ended September 30, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	October 29, 2024	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	October 29, 2024	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer