Form 10-K
period 2024-12-31
TETRA TECHNOLOGIES INC
filed 2025-02-25
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the Registrant was $431,759,563 as of June 30, 2024.
As of February 24, 2025, TETRA Technologies, Inc. had 132,394,159 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III information is incorporated by reference to the registrant’s proxy statement for its annual meeting of stockholders to be held
May 23, 2025, to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year.

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
•risks related to the mineral resource and reserve estimates of lithium and bromine, the potential extraction of lithium and bromine from the leased acreage, the ability to obtain local governmental and regulatory approvals, the development of the assets including construction of lithium and bromine extraction plants, the economic viability thereof, the demand for such resources, and the timing and cost of such activities; the accuracy of our resources report, feasibility study and economic assessment regarding our lithium and bromine acreage;
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
•the ability to attract and retain skilled employees;
•changes in general economic conditions, natural disasters, adverse weather conditions, pandemic (such as COVID-19), financial or political instability, casualty losses and other matters beyond our control;
i

•acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current conflict between Russia and Ukraine, the conflict in the Israel-Gaza region and continued hostilities in the Middle East, maritime piracy attacks, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions including legislative, regulatory, trade and policy changes associated with a new administration;
•statements regarding our beliefs, expectations, plans, goals, future events and performance and other statements that are not purely historical; and
•other risks and uncertainties under “Item 1A. Risk Factors” in this Annual Report and as included in our other filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

With respect to our disclosures of measured, indicated and inferred mineral resources, including bromine and lithium carbonate equivalent concentrations, it is unclear whether they will ever be economically developed. Investors are cautioned that mineral resources do not have demonstrated economic value and further exploration may not result in the estimation of a mineral reserve. Further there are a number of uncertainties related to processing lithium, which is an inherently difficult process, including, for example, the development of the technology to do so successfully and economically. Therefore, investors are cautioned not to assume that all or any part of our resources can be economically or legally commercialized. In particular, investors are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. In addition, reserve engineering is a process of estimating underground accumulations of minerals that cannot be measured in an exact way. The accuracy of any reserve estimates depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development program. Accordingly, reserve estimates may differ significantly from the quantities of bromine and lithium that are ultimately recovered.

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

The discussions regarding the loss (“NOL”) carryforwards and pretax income associated with the valuation of the deferred tax assets, including our NOLs, assume that activity from deepwater Gulf of America and United States onshore calcium chloride and zinc bromide sales continue consistent with the recent years; and that United States onshore oil and gas activity is flat in the immediate years. We cannot guarantee that we will realize the full benefits of the NOLs or that we will achieve the full estimates of pretax income included herein. Investors are cautioned that such estimates are not guarantees of future performance and that actual results or developments may differ from those projected concerning the valuation of the deferred tax assets.

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
•From time to time the U.S. Department of Interior has sought to impose more stringent supplemental bonding and financial assurance requirements, which may increase our risks associated with the decommissioning obligations pertaining to oil and gas properties previously owned by Maritech.
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
•Increased attention to ESG matters and conservation measures may adversely impact our or our customers’ business.
•Our operations in foreign countries expose us to complex regulations and may present us with new obstacles to growth.
•Regulatory initiatives related to hydraulic fracturing or operations on public land in the countries where we and our customers operate could result in operating restrictions or delays in the completion of oil and gas wells that may reduce demand for our services.
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

TETRA is a Delaware corporation incorporated in 1981. Our corporate headquarters are located at 24955 Interstate 45 North, The Woodlands, Texas, 77380. Our phone number is 281-367-1983 and our website is www.onetetra.com. Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “TTI.”

Our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Senior Financial Officers, Policy on Trading in Company Securities, Audit Committee Charter, Human Capital Management and Compensation Committee Charter, and Nominating, Governance and Sustainability Committee Charter, as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports are all available, free of charge, on our website at www.onetetra.com as soon as practicable after we file the reports with the SEC. Information contained on or connected to our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings with the SEC. The documents referenced above are available in print at no cost to any stockholder who requests them from our Corporate Secretary.

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

Our Completion Fluids & Products Division manufactures and markets clear brine fluids (“CBFs”), additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry, and markets TETRA PureFlow, an ultra-pure zinc bromide as well as TETRA PureFlow Plus, an ultra-pure zinc bromide/zinc chloride blend, to several battery technology companies.

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

    The Completion Fluids & Products Division provides both stock and custom-blended CBFs based on each customer’s specific needs and the proposed application. It provides a broad range of associated CBF services, including on-site fluids filtration, handling and recycling, wellbore cleanup, custom fluids blending, and fluid management services. The Division’s flagship CBF technology, TETRA CS Neptune are high-density monovalent and divalent fluids that are free of undissolved solids, zinc, priority pollutants, and formate ions. They were developed by TETRA to be environmentally friendly alternatives to traditional zinc bromide high-density completion fluids and environmentally friendly and cost-effective alternatives to cesium formate high-density completion fluids, all of which are used in well completion and workover operations, as well as low-solids reservoir drilling fluids.

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

We are also pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium resources (including our approximately 40,000 gross acres of brine leases in Arkansas) and technologies (see our disclosures titled “Bromine and Lithium Resources” set forth in Part I, “Item 2. Properties” of this Annual Report), and our leading calcium chloride production capabilities. The Completion Fluids & Products Division manufactures and sells zinc bromide battery electrolyte for the long-duration energy battery storage market.

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

Water & Flowback Services Division

Our Water & Flowback Services Division provides a wide variety of water management services that support hydraulic fracturing in unconventional well completions for domestic onshore oil and gas operators. These services include fresh and produced water analysis, treatment, and recycling, blending and distribution, storage and pit lining, transfer, engineering, and environmental risk mitigation. The Water & Flowback Services Division’s patented and patent-pending equipment and processes include advanced hydrocyclones for sand management, certain produced- and fresh-water blending technologies, and the TETRA Steel 1200, a lay-flat hose rapid deployment water transfer system. The Water & Flowback Services Division seeks to design sustainable solutions that meet the unique needs of each customer in order to maximize operational performance and efficiency and minimize the use of fresh water. These solutions include tailored “last mile” infrastructure to transfer water around well pads in a safe, efficient, and environmentally responsible manner - which consists of water storage ponds, movable storage tanks, a network of water transfer lines including poly pipe and TETRA Steel lay-flat hose, automated transfer and blending of produced water, and water treatment and recycling systems. These systems include the TETRA SwiftWater Automated Treatment (“SWAT”) system that chemically treats produced water through a clarification process and the TETRA Oil Recovery After Production Technology (ORAPT) mobile oil separation system that recovers oil from produced water. Automation has also been deployed across the TETRA water management portfolio, and across TETRA flowback services, to reduce health, safety and environmental risks and enhance reliability and cost-effectiveness. In December 2024, we announced the commercial launch of TETRA Oasis TDS, an end-to-end water treatment and desalination technology for beneficial re-use and mineral extraction applications for oil and gas well produced water. During the fourth quarter of 2024, the Water & Flowback Services Division completed a commercial pilot project for the desalination of Delaware Basin produced water for a major North America oil and gas operator. The desalinated water was tested against published Texas Railroad Commission standards for beneficial re-use water at both TETRA's laboratory and an independent third-party laboratory. Subsequently, the treated water was sent to a third party for Whole Effluent Toxicity testing where it successfully passed all test parameters.

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

This Division maintains one of the largest fleets of high-pressure production testing equipment in the United States, including equipment designed to work in environments where high levels of hydrogen sulfide gas are present. The Division has domestic operating locations in Louisiana, New Mexico, Oklahoma, Pennsylvania, and Texas. The Division also has locations in certain countries in Latin America and the Middle East.

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

Market Overview and Competition

Our operations are highly dependent upon the demand for, and production of, natural gas and oil in the various domestic and international locations in which we operate. Demand for products and services of our Completion Fluids & Products Division remained resilient despite pandemic impacts on commodity prices in 2020. Following a period of depressed commodity prices during 2020, prices experienced significant recoveries beginning in the second half of 2021 and continued through 2022, but declined slightly during 2023 and remained consistent during 2024.

Completion Fluids & Products Division

Our Completion Fluids & Products Division provides its products and services to oil and gas exploration and production companies in the United States and certain foreign markets, and to other customers that service such companies. Current areas of market presence include the onshore U.S., the U.S. Gulf of America, the North Sea, Mexico and certain countries in South America, Europe, Asia, the Middle East, and Africa. Customers with deepwater operations frequently use high volumes of CBFs, which can be subject to harsh downhole conditions, such as high pressure and high temperatures. Demand for CBF products is generally driven by offshore completion and workover activity.

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

No single customer provided 10% or more of our total consolidated revenues during the years ended December 31, 2024, 2023, or 2022.

Other Business Matters

Human Capital Management

We collaborate as a team to execute for each other, our customers, and our shareholders. As of December 31, 2024, we employed approximately 1,400 people worldwide. None of our U.S. employees are presently covered by a collective bargaining agreement. Our employees outside the U.S. are generally members of labor unions and associations in the countries in which they are employed. We use engagement surveys and exit interviews to, among other things, gauge our employees’ perspective on the company. We ask questions around company culture, if employees would consider working for the company again, or if they recommend working for the company. Based on results, we believe that our relations with our employees are good.

Equal Employment Opportunity

We value equal employment opportunity to stimulate creativity and innovation in our workforce as we use our collective talents to develop unique solutions to address the world's energy challenges. Our executive management sponsored Corporate Social Responsibility Committee focuses on sharing information and promoting key initiatives across the company to educate and create awareness about the importance of a multi-faceted and welcoming culture. The committee also assists the talent management group to attract, retain, develop, and reward a high-performing workforce, provide forums and sponsor training activities to share best practices concerning employment practices education, and develop communication platforms to share information about and promote the committee’s activities.

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

Compensation and Benefits

The Company’s compensation programs are designed to incentivize performance, maximize returns, and build shareholder value. We work with consultants to perform market-based assessments of our compensation and benefits programs to help us offer competitive compensation packages to attract and retain high-performing talent. We also offer competitive benefits to attract and retain exceptional talent.

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

Health, Safety, and Environmental Affairs Regulations

Our service and sales operations and manufacturing plants are subject to stringent and complex U.S. and foreign health, safety, and environmental laws and regulations. Although we are committed to conducting all of our operations under the highest standards of safety and respect for the environment, risks of substantial costs and liabilities pursuant to such laws and regulations are inherent in certain of our operations and in the development and handling of certain products and equipment produced or used at our plants, well locations, and worksites. Because of these risks, there can be no assurance that significant costs and liabilities will not be incurred now or in the future. While from time to time there have been periods of deregulation under certain U.S. presidential administrations, the general trend has been towards more stringent changes in environmental laws and regulations. Changes in environmental and health and safety laws and regulations could subject us to more rigorous standards and could affect demand for our customers’ products which in turn would impact demand for our products. We cannot predict the extent to which our operations may be affected by any changes to existing laws, regulations and enforcement policies, new interpretations of existing laws, regulations and policies, or any new laws, regulations, or policies promulgated in the future.

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

The CAA and its implementing regulations, and comparable state laws and regulations, regulate the emissions of air pollutants from various industrial sources and impose monitoring and reporting requirements. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere. For example, from time to time the EPA has taken certain steps to regulate methane emissions from the oil gas sector. Most recently, in December 2023, EPA finalized a rule that, established more stringent OOOO(b) new source and OOOO(c) first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Fines and penalties for violations of these rules can be substantial. The rules have been subject to legal challenge and, most recently, the D.C. Circuit Court granted the EPA’s motion to hold the cases in abeyance while the agency reviews the final rule. The final rule may be repealed or modified by the Trump administration, though we cannot predict the substance or timing of such changes, if any.

In accordance with Section 402 of the Clean Water Act, the EPA is authorized to issue National Pollutant Discharge Elimination System (“NPDES”) General Permits to regulate offshore discharges in the Gulf of America which includes Treatment, Completion and Workover (“TCW”) fluids. Our operations include providing services and materials to oil and gas operators for the use of TCW fluids in the Gulf of America. The EPA’s most recent NPDES permits for Region 6 for oil and gas operations in the federal waters of the western and central Gulf of America went into effect on May 11, 2023. The Region 4 permit for the eastern Gulf of America went into effect on April 3, 2024. Delays in issuing these permits or otherwise obtaining coverage under them could adversely impact our customers’ operations and reduce demand for our services. The Clean Water Act, and comparable state laws and regulations thereunder, also prohibit the discharge of pollutants into regulated waters without a permit, including industrial wastewater discharges and storm water runoff, and establish limits on the levels of pollutants contained in such discharges.

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

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors:

Executive Officers:
Brady M. Murphy	President, Chief Executive Officer, and board member
Elijio V. Serrano	Senior Vice President and Chief Financial Officer
Matthew J. Sanderson	Executive Vice President and Chief Commercial Officer
Timothy C. Moeller	Senior Vice President – Global Supply Chain and Chemicals
Roy E. McNiven	Senior Vice President – Energy Services Operations
Alicia P. Boston	General Counsel and Chief Compliance Officer
Jacek M. Mucha	Vice President – Finance, Treasurer, and Assistant Secretary

Directors:
Mark E. Baldwin	Former executive vice president and chief financial officer of Dresser-Rand Group, Inc.
Thomas R. Bates, Jr.	Adjunct professor in the Finance Department at Texas Christian University
Christian A. Garcia	Former executive vice president and chief financial officer of BrandSafway
John F. Glick	Former chief executive officer of Lufkin Industries, Inc.
Angela D. John	Former director of innovation and strategy for New Energy Ventures with the Williams Companies, Inc.
Sharon B. McGee	Founder SDBM Executive and Strategic Advisory, LLC and former vice president at Albemarle Corporation
Shawn D. Williams	Former chief executive officer of Nexeo Plastics Holdings, Inc.
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

    For example, West Texas Intermediate oil prices averaged $94.90, $77.58, and $76.63 per barrel during 2022, 2023, and 2024, respectively. Over this same period, U.S. natural gas prices have also been volatile, with the Henry Hub price averaging $6.45, $2.53, and $2.15 per MMBtu during 2022, 2023, and 2024, respectively.

Prolonged volatility and low levels of oil and natural gas prices and supply and demand imbalances generate depressed levels of exploration, development, and production activity. If oil and natural gas prices decline significantly and supply and demand imbalances persist, there would be a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Should current market conditions worsen for an extended period of time, we may be required to record additional asset impairments. Such potential impairment charges could have a material adverse impact on our operating results.

Factors affecting the prices of oil and natural gas include: the level of supply and demand for oil and natural gas, worldwide; governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves; weather conditions, natural disasters, and health or similar issues, such as pandemics or epidemics; worldwide political, military, and economic conditions such as the Russia-Ukraine conflict, the conflict in the Israel-Gaza region and continued hostilities in the Middle East; the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and non-OPEC countries, such as Russia, to set and maintain oil production levels; the levels of oil production in the U.S.; oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas; the cost of producing and delivering oil and natural gas; and acceleration of the development of, and demand for, alternative energy sources.

We encounter, and expect to continue to encounter, intense competition in the sale of our products and services.

We compete with numerous companies in each of our operating segments, many of which have substantially greater financial and other resources than us. Certain of our competitors have lower standards of quality, and offer equipment and services at lower prices than we do. Other competitors have newer equipment that is better suited to our customers’ needs. If we experience another period of low oil and natural gas pricing, to the extent competitors offer products or services at lower prices or higher quality, or more cost-effective products or services, our business could be materially and adversely affected. In addition, certain of our customers may elect to perform services internally in lieu of using our services, which could also materially and adversely affect our operations.

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

Other factors affecting our operating results and activity levels include oil and natural gas industry spending levels for exploration, completion, production, development, and acquisition activities, and impairments of long-lived assets. Customer consolidation may also lead to reductions in capital spending that could have an adverse effect on our business. In addition, Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, including the timing of TETRA CS Neptune completion fluid projects, which are also dependent upon the success of customer offshore exploration and drilling efforts. If our customers reduce capital expenditures, such reductions may have a negative effect on the demand for many of our products and services and on our revenues and results of operations. A large concentration of our operating activities is located in the Permian Basin region of Texas and New Mexico. Our revenues and profitability are particularly dependent upon oil and natural gas industry activity and spending levels in this region. Our operations may also be affected by technological advances, cost of capital, and tax policies. Adverse changes in any of these other factors may have a material adverse effect on our revenues and profitability.

In addition, the United States has experienced higher inflation in recent years which has resulted and may in the future result in increases to the costs of our goods, services and labor, and in turn has caused and may cause our capital expenditures and operating costs to rise. To the extent elevated inflation remains, we may experience additional cost increases for our operations, including services, labor costs and equipment if our operating activity increases. If we can’t recover higher costs through higher prices for our services, it would negatively impact our business, financial condition and results of operations.

We hold minority investments in both publicly-traded and privately-held companies. Over time, the fair value of these investments may fluctuate significantly causing volatility in our financial results.

As of December 31, 2024, we held investments in Kodiak Gas Services, Inc. (“Kodiak”) and Standard Lithium, which had fair values of $18.4 million and $1.2 million, respectively. Our operating results could be significantly affected by fluctuations in the market value of these investments. In January 2025, we sold our Kodiak shares for proceeds of $19.0 million, net of transaction and broker fees. The value of our remaining investments may be adversely affected by negative changes in Standard Lithium’s results of operations, cash flows and financial position.

As of December 31, 2024, we also held investments valued at approximately $8.6 million in a convertible note, common units and preferred units issued by two privately-held companies. These convertible notes, common units and preferred units are not publicly traded and may not be offered, sold, transferred or pledged until such units are registered pursuant to an effective registration statement or pursuant to an exemption from registration. These investments will be subject to fair value measurement adjustments which will affect our financial results and there can be no assurance that the convertible notes will ultimately be repaid or converted in equity of the issuers.

Changes in the economic environment have resulted, and could further result, in significant impairments of certain of our long-lived assets.

Under U.S. generally accepted accounting principles (“U.S. GAAP”), we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in additional impairments, resulting in decreased earnings. During the three-year period ending December 31, 2024, we recorded a total of $5.9 million of impairments and other charges for certain right-of-use lease assets, inventory and long-lived assets other than goodwill. See Note 6 - “Impairments and other charges” in the Notes to Consolidated Financial Statements for further discussion of impairments. Depressed commodity prices and/or adverse changes in the economic environment could result in a greater decrease in the demand for many of our products and services, which could impact the expected utilization rates of certain of our long-lived assets, including plant facilities, operating locations, and operating equipment.

We are dependent on third-party suppliers for specific products and equipment necessary to provide certain of our products and services.

We sell a variety of CBFs to the oil and gas industry and non-energy markets, including calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, sodium bromide, formate-based brines, and our TETRA CS Neptune fluids, some of which we manufacture and some of which are purchased from third parties. Sales of these products contribute significantly to our revenues. In our manufacture of calcium chloride, we use brines, hydrochloric acid, and other raw materials purchased from third parties. In our manufacture of brominated CBF products, we use elemental bromine, hydrobromic acid, and other raw materials that are purchased from third parties. There are several raw materials for which there are only a limited number of suppliers or a single supplier. To mitigate potential supply constraints, we enter into supply agreements with particular suppliers. For example, we are currently required to purchase all of our requirements of elemental bromine, up to a certain specified maximum and subject to a specified annual minimum, from LANXESS under a long-term supply agreement. We also evaluate alternative sources of supply to avoid reliance on limited or sole-source suppliers when possible. Although we have long-term supply agreements with LANXESS, there is no assurance that we will have an adequate supply of elemental bromine or the other raw materials required for all of our CBF opportunities, or that such raw materials will be available at reasonable prices. Economic sanctions and other regulations imposed by the United States and other international countries as a result of the conflict involving Russia and Ukraine, Israel and Gaza region, hostilities in the Middle East, or maritime piracy attacks may disrupt supplies or affect the prices of certain raw materials. Should the conflict in Ukraine or other international locations further escalate, it is difficult to anticipate the extent to which current or future sanctions could increase our costs, disrupt our supplies, reduce our sales or otherwise affect our operations. Additionally, new or increased tariffs could impact raw material prices and the cost of component parts. If we are unable to acquire these raw materials at reasonable prices, or at all, for a prolonged period, our Completion Fluids & Products Division business could be materially and adversely affected.

Operating and Technological Risks

We have technological and age-obsolescence risk, both with our products and services as well as with our equipment assets.

New drilling, completion, and production technologies and equipment are constantly evolving. If we are unable to adapt to new advances in technology or replace older assets with new assets, we are at risk of losing customers and market share. Certain equipment, such as a portion of our production testing equipment fleet, may be inadequate to meet the needs of our customers in certain markets. The permanent replacement or upgrade of any of our equipment will require significant capital. Due to the unique nature of many of these assets, finding a suitable or acceptable replacement may be difficult and/or cost prohibitive. The replacement or enhancement of these assets over the next several years may be necessary for us to effectively compete in the current marketplace.

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

In addition to proven bromine reserves, our Arkansas brine leases currently contain probable bromine reserves and inferred, indicated and measured resources of lithium and bromine, and we may never convert any of these resources to proven mineral reserves on these properties, or enough of them to justify the decision to engage in the extraction of lithium and/or bromine. There can be no assurance that any future exploration efforts on these properties will be successful.

While we continue to evaluate the next steps regarding the potential development of our brine leases, we have only very recently completed a definitive feasibility study with respect to bromine and an updated technical resources report for our Evergreen Brine Unit, and we are not currently able to determine the economic viability of the extraction of the lithium and bromine from the leased acreage. In addition, the extraction of lithium and bromine from these brine leases will likely require a significant amount of time and capital, which may exceed current estimates and which may not be available to us on acceptable terms or at all. In August 2024, we published a definitive feasibility study for the production of bromine from our Evergreen Unit. Prior to producing lithium and bromine from the Evergreen Brine Unit, we must complete a lithium FEED study and a feasibility study for our lithium acreage, validate the lithium technologies used, coordinate with the local utility co-op for the construction of power infrastructure to supply electricity to our plant site, complete detailed engineering for a processing facility, obtain permits for our extraction activities which could be subject to delays or onerous conditions, as well as finalize any contractual agreements with our potential joint venture partner, Saltwerx. We and Saltwerx continue to evaluate the potential development of and the negotiation of the joint venture for the Evergreen Brine Unit and are continuing to advance the engineering studies required to more precisely define the lithium project economics. Unless and until we finalize any contractual agreements with Saltwerx, including a joint venture agreement, our relationship with Saltwerx will be governed by the MOU and the Brine Unit Operating Agreement approved by the Arkansas Oil and Gas Commission. See “Item 2. Properties—Bromine and Lithium Resources” for more information regarding the MOU. As a result of these uncertainties, no assurance can be given that any future exploration programs will result in the discovery of commercially viable mineral resources or reserves.

Failure to effectively and timely execute any of our low carbon energy initiatives could have an adverse effect on our business and financial condition.

Our future success may depend on our ability to effectively execute on our low carbon energy initiatives. This strategy depends on our ability to effectively identify, develop, and scale new technologies, expand application of our global infrastructure and chemistry expertise and on the economic viability of the extraction of lithium and bromine from our Arkansas brine leases. Furthermore, execution of our low carbon initiatives are subject to a number of permitting, real estate, and project development risks, which could delay, limit, or even prevent the successful execution of these initiatives. Moreover, we cannot guarantee that the low carbon initiatives we may identify will meet the expectations of our various stakeholders. Even if successful, we could face increased costs from our pursuit of low carbon initiatives. For example, the exploration, development and extraction of brine and lithium from our Arkansas brine leases will likely require significant time and capital, and there is no guarantee of a return from these operations. Our low carbon energy initiatives may also depend in part on successful development of partnerships with other companies, such as our partnership and investments in privately-held companies and our MOU and potential joint venture partnership with Saltwerx, and such partners’ execution of their own respective projects and business strategies. Moreover, successful execution of these initiatives may turn on the timely issuance of permits or other authorizations for activities, which we cannot control. If we, or the projects or partners we invest in, fail to execute our low carbon energy initiatives as planned, or if execution of such initiatives requires more time and capital than expected, demand for our technologies, services and mineral assets and consequently, our business, results of operations and financial condition could be adversely affected.

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

Further, a portion of our operations is susceptible to adverse weather conditions in the Gulf of America, including hurricanes and other extreme weather conditions. Even if we do not experience direct damage from storms, we may experience disruptions in our operations, because we are unable to operate or our customers or suppliers may curtail their activities due to damage to their wells, platforms, pipelines, and facilities. From time to time, our onshore operations are also negatively affected by adverse weather conditions, including sustained rain and flooding. Severe weather during the winter may also have a significant impact on natural gas storage levels and reduce drilling activity and other customer activity substantially.

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

During 2024, the closing price for our common stock ranged from a high of $4.93 per share to a low of $2.76 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for companies in industries similar to ours. Some of these fluctuations have been unrelated to operating performance and are attributable, in part, to outside factors such as general economic conditions, including the impact of the ongoing Russia-Ukraine conflict, conflict in the Israel-Gaza region, continued hostilities in the Middle East, maritime piracy attacks, and fear of a global recession. The volatility of our common stock may make it difficult to resell shares of our common stock at attractive prices.

Our long-term debt agreements contain covenants and other provisions that restrict our ability to take certain actions and may limit our ability to operate or grow our business in the future.

As of December 31, 2024, our total long-term debt outstanding of $179.7 million consisted of the carrying amount outstanding under our credit facility. Our credit facility matures in January 2030 and consists of a $190.0 million funded term loan and a $75.0 million delayed-draw term loan (collectively the “Term Credit Agreement”). We also have availability under our Asset-Based Credit Agreement (the “ABL Credit Agreement”), and under our revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”).

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

The ABL Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of TETRA and certain of its subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, incurring debt, granting liens, engaging in mergers and other fundamental changes, making investments, entering into, or amending, transactions with affiliates, paying dividends and making other restricted payments, prepaying other indebtedness and selling assets. The ABL Credit Agreement also contains a provision that may require a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of not less than 1.00 to 1.00 in the event that certain conditions associated with outstanding borrowings and cash availability occur.

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

As of December 31, 2024, we had deferred tax assets associated with federal, state, and foreign net operating loss carryforwards/carrybacks (“NOLs”) equal to approximately $72.4 million, $9.0 million, and $7.7 million, respectively. In those countries and states in which NOLs are subject to an expiration period, our NOLs, if not utilized, will expire at various dates beginning in 2025 through 2043.

We may be limited in the portion of our NOLs that we can use in the future to offset taxable income for United States, federal, state, and foreign income tax purposes. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured and our future assessments may be materially different from the current estimate.

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

From 2001 to 2012, our former subsidiary, Maritech Resources, Inc. (“Maritech”), acquired, produced, and operated various oil and gas properties in the Gulf of America and eventually sold the various oil and gas producing properties in numerous transactions to different buyers. In connection with those sales, the buyers generally assumed the decommissioning liabilities associated with the properties sold (the “Legacy Liabilities”) and generally became the successor operator. In some cases, we provided guaranties of certain liabilities retained by Maritech, and we provided guaranties to the entities which originally sold the properties to Maritech. To the extent that a buyer, or subsequent buyer, of these properties fails to perform the decommissioning work required, Maritech or we may be required to perform operations to satisfy the Legacy Liabilities.

In March 2018, pursuant to a series of transactions, Maritech sold the remaining offshore leases held by Maritech to Orinoco Natural Resources, LLC (“Orinoco”) and, immediately thereafter, we sold all equity interest in Maritech to Orinoco. Under the Maritech Asset Purchase Agreement, Orinoco assumed all of Maritech’s decommissioning liabilities related to the leases conveyed to Orinoco (the “Orinoco Lease Liabilities”) and, under the Maritech Membership Interest Purchase Agreement, Orinoco assumed all other liabilities of Maritech, including the Legacy Liabilities and liabilities pertaining to properties still operated by Maritech, subject to limited exceptions unrelated to the decommissioning liabilities. Pursuant to a Bonding Agreement entered into as part of the Orinoco transactions (the “Bonding Agreement”), Orinoco provided non-revocable performance bonds in an aggregate amount of $46.8 million to cover the Orinoco Lease Liabilities (the “Initial Bonds”) and agreed to replace the Initial Bonds with other non-revocable performance bonds in the aggregate sum of $47.0 million (collectively, the “Replacement Bonds”). In the event Orinoco does not provide the Replacement Bonds, Orinoco is required to make certain cash escrow payments to us. However, as of the date of this report, the Replacement Bonds have not been received and no cash escrow payments have been made. In the event that Orinoco fails to perform, our guarantees may still cover these liabilities. Separately, significant decommissioning liabilities that were assumed by the buyers of the Maritech properties in these previous sales remain unperformed. If these buyers, or any successor owners of the Maritech properties, are unable to satisfy and extinguish their decommissioning liabilities due to bankruptcy or other liquidity issues, the U.S. Department of the Interior may seek to impose those obligations on Maritech and on us. The amount of cash necessary to satisfy these obligations could be significant and, if Maritech or Orinoco is unable to cover any deficiency between any bond payment and the decommissioning liability, we may be liable for a portion of the costs and our financial condition and results of operations may be negatively affected. For example, Maritech is liable, with other third parties, for certain decommissioning obligations in the Gulf of America. While the ultimate outcome of this matter cannot be predicted, we could potentially be liable for an estimated amount in the range of $5.8 million to $19.4 million, depending on the outcome of negotiations and whether other partners or property owners in the chain of title fulfill their respective obligations under their agreements. Such estimates are based on information known to us as of the time of this report and are subject to change.

In addition, Maritech and certain other interest owners have received decommissioning orders from BSEE and could receive additional decommissioning orders in the future. Such decommissioning orders received by Maritech and other interest owners relate to asset retirement obligations for certain properties in the Gulf of America. From time to time, we also receive demand notices from third parties related to certain corporate guarantees or other arrangements covering such decommissioning liabilities. While the ultimate outcome of such matters cannot be predicted at this time, if Maritech or other interest owners default, BSEE or third parties may seek to enforce certain corporate guarantees or third party indemnity agreements against us for a portion of such decommissioning obligations, which may be significant. On February 13, 2025, Arena Energy, LLC filed a complaint in U.S. District Court for the Southern District of Texas seeking indemnification from us and Maritech for decommissioning costs related to a Maritech oil and gas platform in the Gulf of America. We are evaluating the allegations included in the complaint and intend to vigorously defend against the claims brought by Arena Energy, LLC but are presently unable to predict the duration, scope or result of this proceeding.

See Note 11 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further discussion of decommissioning liabilities, the Bonding Agreement, and the process for replacement of the Orinoco bonds.

From time to time the U.S. Department of Interior has sought to impose more stringent supplemental bonding and financial assurance requirements, which may increase our risks associated with the decommissioning obligations pertaining to oil and gas properties previously owned by Maritech.

There has been substantial uncertainty relating to the supplemental bonding and financial assurance program managed by the U.S. Department of the Interior over the past several years. Under prior administrations, the U.S. Department of Interior has sought to require certain oil and gas owners and operators with infrastructure in the Gulf of America to provide additional supplemental bonds or other acceptable financial assurance for decommissioning liabilities. These changes have the potential to adversely impact the financial condition of lease owners and operators in the Gulf of America and increase the number of such owners and operators seeking bankruptcy protection.

For example, in April 2024, BOEM finalized a rulemaking which modified its criteria for determining bonds and financial assurance for offshore oil and gas lessees and other operators, generally imposing more stringent requirements for waiving supplemental bonding requirements. These developments, coupled with recent volatility in the surety market with respect to covering OCS obligations, have the potential to increase operating costs for lease owners and operators in the Gulf of America and reduce the availability of surety bonds due to the increased demands for such bonds.

The U.S. Department of the Interior also increased its estimates for decommissioning liabilities in the Gulf of America, causing the potential need for additional supplemental bonding and/or other financial assurances to be dramatically increased. When coupled with any volatility with respect to the prices of oil and gas, it is difficult to predict the impact of BOEM’s 2024 rule and regulatory changes already promulgated, and any other changes as may be forthcoming by the U.S. Department of the Interior relating to financial assurance for decommissioning liabilities. We cannot predict what actions, if any, and on what timing, the new Administration may take with respect to these matters; however, the ultimate impact of BOEM’s 2024 rule, and other rulemaking, is presently unclear given a recent Executive Order issued by the Trump Administration. Still, any further revisions to the U.S. Department of the Interior’s supplemental bonding requirements that increase their stringency could result in demands for the posting of increased financial assurances by owners and operators in the Gulf of America, including Maritech, Orinoco and the other entities to whom Maritech divested its Gulf of America assets, but such demands cannot be directly placed on us due to the fact that we are only a former parent company of Maritech and are only a guarantor as opposed to an actual lease owner or operator. This may force lease owners and operators of leases and other infrastructure in the Gulf of America to obtain additional surety bonds or other forms of financial assurance, the costs of which could be significant. Moreover, the changes to the bonding and financial assurance program for the Gulf of America (to include loss of supplemental bonding waivers, exceedances of the surety bond market’s ability to meet current demands, and resultant bankruptcies) could increase the risk that we may be required to step in and satisfy remaining decommissioning liabilities of Maritech and any buyer of the Maritech properties, including Orinoco, through our third-party indemnity agreements and private guarantees. Such obligations could be significant and could adversely affect our business, results of operations, financial condition and cash flows.

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

The operations of certain of our subsidiaries are exposed to fluctuations between the U.S. dollar and certain foreign currencies, particularly the euro, the British pound, the Brazilian Real, the Argentinian peso and the Mexican peso. Our plans to grow our international operations could cause this exposure from fluctuating currencies to increase. Historically, exchange rates of foreign currencies have fluctuated significantly compared to the U.S. dollar, and this exchange rate volatility is expected to continue. Significant fluctuations in foreign currencies against the U.S. dollar could adversely affect our balance sheet and results of operations.

We are exposed to interest rate risks with regard to our credit facility debt and future refinancing thereof.

As of December 31, 2024, we had $190.0 million principal outstanding under our Term Credit Agreement and no balance outstanding under our ABL Credit Agreement. These credit facilities consist of floating rate loans that bear interest at an agreed upon percentage rate spread above the secured overnight financing rate (“SOFR”) or an alternate base rate. Whenever we have amounts outstanding under our long-term debt agreements and credit facilities, our cash flows and results of operations will be subject to interest rate risk exposure associated with the debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

Our Term Credit Agreement is scheduled to mature on January 1, 2030 and our ABL Credit Agreement is scheduled to mature on May 13, 2029. There can be no assurance that financial market conditions or borrowing terms at the times these existing debt agreements are renegotiated will be as favorable as the current terms and interest rates. We may be unable to obtain financing in the future for working capital, capital expenditures, acquisitions, debt service requirements, or other purposes.

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

Additionally, the tools, techniques, methodologies, programs, and components we use to provide our services and products may infringe upon or otherwise violate the intellectual property rights of others or be challenged on that basis. Regardless of the merits, any such claims generally result in significant legal and other costs, including reputational harm, and may distract management from running our business. Resolving such claims could increase our costs, including through royalty payments to acquire licenses, if available, from third parties and through the development of replacement technologies. If a license to resolve a claim were not available, we might not be able to continue providing a particular service or product.

Our operations are subject to extensive and evolving U.S. and foreign federal, state, and local laws and regulatory requirements that increase our operating costs and expose us to potential fines, penalties, and litigation.

Laws and regulations govern our operations, including those relating to corporate governance, employees, taxation, fees, importation and exportation restrictions, environmental affairs, health and safety, and the manufacture, storage, handling, transportation, use and sale of chemical products. Certain foreign countries impose additional restrictions on our activities, such as currency restrictions and restrictions on various labor practices. These laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly expensive. Governmental authorities have the power to enforce compliance with these regulations, and violators are subject to civil and criminal penalties, including civil fines, and injunctions. Third parties may also have the right to pursue legal actions to enforce compliance with certain laws and regulations. It is possible that increasingly strict environmental, health and safety laws, regulations, and enforcement policies could result in substantial costs and liabilities to us.

For example, the EPA has asserted federal regulatory authority under the Safe Drinking Water Act Underground Injection Control program over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance for such activities and issued a final regulation under the Clean Water Act prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas facilities. Certain environmental and other groups have suggested that additional federal, state, and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. Several states have adopted regulations that require operators to disclose the chemical constituents in hydraulic fracturing fluids. We cannot predict whether any foreign, federal, state or local laws or regulations will be enacted regarding hydraulic fracturing, and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements are imposed on oil and gas operators through the adoption of new laws and regulations, the demand for certain of our products and services could be decreased or subject to delays.

We operate in the U.S. Gulf of America. At this time, we cannot predict the full impact that other regulatory actions that may be mandated by the federal government may have on our operations or the operations of our customers. Other governmental or regulatory actions could further reduce our revenues and increase our operating costs, including the cost to insure offshore operations, resulting in reduced cash flows and profitability.

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

Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements that impose additional restrictions on the industry may adversely affect our financial results. Regulators are becoming more focused on-air emissions from oil and gas operations, including volatile organic compounds, hazardous air pollutants, and GHGs. In particular, the focus on GHGs and climate change, including incentives to conserve energy or use alternative energy sources, such as those contained in laws like the Inflation Reduction Act (“IRA 2022”), unless amended or otherwise superseded, could have a negative impact on our financial results if such laws, regulations, treaties, or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties, or international agreements could result in increased compliance costs, capital spending requirements, or additional operating restrictions for us, which may have a negative impact on our financial results.

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

In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the U.S. Environmental Protection Agency (“EPA”), including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge began in calendar year 2024 at $900 per ton of methane, increases to $1,200 in 2025, and will be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. While the tax incentives created by the IRA for carbon capture and sequestration may increase demand for some of the services we provide as part of our low carbon solutions business, the methane charge imposed on our oil and natural gas customers could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. We cannot predict whether, how, or when the incoming Trump administration might take action to revise or repeal the methane emissions charge. Additionally, Congress may take actions to repeal or revise the IRA, including with respect to the methane emissions charge, which timing or outcome similarly cannot be predicted. To the extent that the methane emissions charge is implemented as originally promulgated, it could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our other services.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level, though laws such as the IRA 2022 advance numerous climate-related objectives. Following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA adopted regulations that, among other things, established construction and operating permit reviews for GHG emissions from certain large stationary sources, required the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implemented GHG emissions limits on vehicles manufactured for operation in the United States. However, from time to time certain administrations have taken actions to repeal or revise such climate-related actions. For example, the regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. For more information, see our disclosures titled “The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.” Given the long-term trend toward increasing regulation, further federal GHG regulations of the oil and gas industry remain a significant possibility. For more information, see our disclosures titled “Health, Safety, and Environmental Affairs Regulation” set forth in Item 1 of this Annual Report. Moreover, certain international jurisdictions continue to impose more stringent regulations with respect to GHGs, and other stakeholders may pressure us or our customers to take additional action beyond any applicable regulatory requirements.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, in 2021, the U.S. rejoined the Paris Agreement, which requires member nations to submit non-binding GHG emissions reduction goals every five years. However, on January 20, 2025, President Trump signed an Executive Order withdrawing the United States from the Paris Agreement and from any other commitments made by the United Nations Framework Convention on Climate Change. Additionally, President Trump revoked any purported financial commitment made by the United States pursuant to the same, The full impact of these actions is uncertain at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. Litigation risks are also increasing as a number of parties have sought to bring suit against oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. There is also a growing trend of parties suing public companies for “greenwashing,” which is where a company makes unsubstantiated statements designed to mislead consumers or shareholders into thinking that the company’s products or practices are more environmentally friendly than they are.

There have also recently been increasing financial risks for companies in the fossil fuel sector as certain shareholders currently invested in such companies may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies or seek to require more aggressive action with respect to climate-related risks, although this trend has waned recently and several high-profile banks and institutional investors have withdrawn from various associations that aim to limit financing of industries that emit significant GHG emissions. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities, which could reduce demand for our products and services. Additionally, the Securities and Exchange Commission published a final rule in March 2024 that would require registrants to make certain climate-related disclosures, including any climate targets and goals, and data on Scope 1 and 2 GHG emissions. However, the future of the rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges; moreover, on February 11, 2025, SEC Acting Chairman Mark T. Uyeda requested that the U.S. Court of Appeals for the Eighth Circuit not schedule argument in the case while the Commission reconsiders the final rule. The Commission under the current administration may seek to repeal or otherwise modify the rule, though we cannot predict whether such action will occur or its timings. Several states have also enacted or are considering enhanced climate-related disclosure requirements. While we cannot predict the final form or substance of these various rules, this may result in additional costs to comply with any such disclosure requirements. Additionally, we cannot predict how financial institutions and investors might consider information disclosed under such rules, and as a result it is possible that we could face increases with respect to the costs of, or restrictions imposed on, our access to capital.

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

Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor, regulatory and societal expectations regarding voluntary and mandatory ESG-related disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our customers’ products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and reduced access to capital markets. Increased attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our customers. To the extent that societal pressures, regulatory, political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. While the extent of these pressures may change from time to time, we cannot predict the ultimate impact they may have in the near, mid or long-term on our operations. For more information, see our risk factor titled “Our operations, and those of our suppliers and customers, are subject to a series of risks arising from climate change.”

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, certain statements in those voluntary disclosures may be based on expectations and assumptions and hypothetical scenarios that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Mandatory ESG-related disclosure is also emerging as an area where we may be, subject to required disclosures in certain jurisdictions, and any such mandatory disclosures may similarly necessitate the use of hypothetical, projected or estimated data, some of which is not controlled by us and is inherently subject to imprecision. Disclosures reliant upon such expectations and assumptions and hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Additionally, we may announce various targets or product and service offerings in an attempt to improve our ESG profile, which are often aspirational. However, we cannot guarantee that we will be able to meet any such targets or that such targets or offerings will have the intended results on our ESG profile, including but not limited to any unforeseen costs, consequences, changes to relevant accounting methodologies or technical difficulties associated with such targets or offerings. Also, despite any voluntary actions, we may receive pressure from certain investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals or policies, but we cannot guarantee that we will be able to pursue or implement such goals because of potential costs or technical or operational obstacles.

Furthermore, our reputation, as well as our stakeholder relationships, could be adversely impacted as a result of, among other things, any failure to meet our ESG plans or goals or stakeholder perceptions of statements made by us, our employees and executives, agents, or other third parties or public pressure from investors or policy groups to change our policies. Certain statements with respect to ESG matters are becoming increasingly subject to heightened scrutiny from public and governmental authorities, as well as other parties, related to the risk of potential “greenwashing.” For example, the SEC has recently taken enforcement action against companies for ESG-related misconduct, including greenwashing. Certain regulators, such as the SEC and various state agencies, as well as non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals or standards were misleading, false or otherwise deceptive. Additionally, certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that the Company faces increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on the Company’s environmental commitments (such as reducing GHG emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in the Company’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. Moreover, any alleged claims of greenwashing against us or others in our industry may lead to negative sentiment towards our company or industry. To the extent that we are unable to respond timely and appropriately to any negative publicity, our reputation could be harmed. Damage to our overall reputation could have a negative impact on our financial results and require additional resources to rebuild our reputation.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings may be used by some investors to inform their investment and voting decisions. While such ratings do not impact all investors’ investment or voting decisions, unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

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
•trade restrictions;
•changes in tariffs, which could impact raw material prices and the cost of component parts, and taxes; and
•our limited knowledge of these markets or our inability to protect our interests.

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

Regulatory initiatives related to hydraulic fracturing or operations on public lands in the countries where we and our customers operate could result in operating restrictions or delays in the completion of oil and gas wells that may reduce demand for our services.

Although we do not directly engage in hydraulic fracturing, our operations support many of our exploration and production customers in such activities. The practice continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal and state agencies and local municipalities.

Hydraulic fracturing typically is regulated by state oil and gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process in the U.S. For example, the EPA has issued rulemakings under several laws governing hydraulic fracturing activities and disposal of wastes associated with the process. In addition, from time to time certain administrations have taken steps to limit hydraulic fracturing specifically or oil and gas production more broadly on U.S. federal lands. For example, President Biden previously issued an executive order that effectively paused new leasing activities for oil and gas exploration and production on non-Indian federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. Although the federal court for the Western District of Louisiana issued a permanent injunction against the leasing pause, in response to the executive order, the Department of Interior issued a report recommending various changes to the federal leasing program, though many such changes would require Congressional action. In April 2024, the Bureau of Land Management finalized a rule that reduces the waste of natural gas from venting, flaring and leaks from well sites on federal lands, as well as allows the delay or denial of permits if the Bureau finds that an operator’s methane waste minimization plan is insufficient. This rule is currently subject to litigation and halted in certain states. Additionally, also in April 2024, the Bureau finalized a rule updating the fiscal terms of federal oil and gas leases, increasing fees, rents, royalties, and bonding requirements. Most recently, in January 2025, President Biden announced executive action under the Outer Continental Shelf Lands Act prohibiting all future oil and natural gas leasing in the U.S. Outer Continental Shelf areas off the East and West coasts, the eastern Gulf of America, and portions of the Northern Bering Sea in Alaska However, President Trump, on his first day in office, revoked the Executive Order regarding withdrawal of leasing in the Northern Bering Sea and signed a new Executive Order promoting the expediting of permitting and leasing in Alaska as well as the development and production of the natural resources located in the state. At this time, it is still unclear the extent to which these actions may impact our operations or the operations of customers.

    At the state level, some states, including Texas, Oklahoma and New Mexico, have adopted, and other states are considering adopting legal requirements that could impose new or more stringent permitting, public disclosure, or well construction requirements on hydraulic fracturing activities. States could elect to prohibit high volume hydraulic fracturing altogether. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. For example, from time to time states such as Texas and Oklahoma have suspended permitting for disposal wells in certain areas in response to seismic activity. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted, our customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

    Increased regulation and attention given to the hydraulic fracturing process or oil and gas operations on federal lands could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs for our customers in the production of oil and gas, including from the developing shale plays, or could make it more difficult to perform hydraulic fracturing or otherwise operate on federal lands. The adoption of any federal, state or local laws or the implementation of additional regulations regarding hydraulic fracturing or oil and gas operations on federal lands could potentially cause a decrease in the completion of new oil and gas wells and an associated decrease in demand for our services and increased compliance costs and time, which could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

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

We are subject to various complex and evolving U.S. federal, state, and local and non-U.S. taxes. Our business and future profitability could be affected by numerous factors, including the availability of tax credits, exemptions, refunds and other benefits to reduce our tax liabilities, changes in the relative amount of our earnings subject to tax in the various jurisdictions in which we operate or have subsidiaries, the potential expansion of our business into or otherwise becoming subject to tax in additional jurisdictions, changes to our existing business structure and operations, the extent of our intercompany transactions, and the extent to which taxing authorities in the relevant jurisdictions respect those intercompany transactions.

Further, U.S. federal, state, and local and non-U.S. tax laws, policies, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us, in each case, possibly with retroactive effect, and may have an adverse effect on our business and future profitability.
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
Item 2. Properties.

Our facilities consist primarily of our corporate headquarters facility, chemical plants, processing plants and distribution facilities. We believe our facilities are adequate for our present needs. We also hold brine leases on acreage which contains bromine and lithium. The following information describes facilities that we (i) leased or owned and (ii) leased acreage as of December 31, 2024.

Facilities

Completion Fluids & Products Division

Our Completion Fluids & Products Division facilities include six operating chemical production plants located in the states of Arkansas, California, Louisiana, and West Virginia, and the country of Finland, having a total production capacity of more than 1.1 million equivalent liquid tons per year. The two California locations consist of 29 square miles of leased mineral acreage and solar evaporation ponds, and related owned production and storage facilities. Our facilities also include a fluids plant in Brazil serving deepwater and ultra-deepwater operations in the South Atlantic. The facility provides engineering, testing, blending, filtration, and storage for the full line of TETRA fluids, including clear-brine and zinc-free/formate-free fluids, as well as chemical additives.

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

Since acquiring this acreage, we have engaged in various exploratory activities with respect to our brine leases. In 2024, we continued to follow up on prior exploration work regarding bromine and lithium materials that may be present in our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas. Building on an earlier maiden inferred bromine and brine resource estimation report from the third quarter of 2022 for this area, we completed a report for our Evergreen Brine Unit in Arkansas in January 2024 that identified proven and probable bromine reserves, and both “measured,” and “indicated” and “inferred” resources of bromine and lithium. Later, in August 2024, we announced the completion of a definitive feasibility study and an updated technical resources report (the “Resources Report”) for our Evergreen Brine Unit. The Resources Report updated the amounts previously reported in our January report issued in 2024 and incorporates the results of the definitive feasibility study, including bromine reserve determinations. The Company is continuing to evaluate these assets and has not made any final decisions about whether to proceed to development stages but is instead still focusing on sampling and analysis and the consideration of the financial implications of proceeding to commence operations to produce these materials.

In June 2023, we entered into the MOU with Saltwerx, LLC, an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to a newly-proposed brine unit in the Smackover Formation in Southwest Arkansas (the “Evergreen Brine Unit”) and potential bromine and lithium production from brine produced from the unit. We filed an amended unit application with the Arkansas Oil and Gas Commission (“AOGC”) covering approximately 6,138 acres, which combines brine acreage that is leased by each of TETRA and Saltwerx. On September 26, 2023, the AOGC held a public hearing and unanimously approved our application to establish the Evergreen Brine Unit. On October 17, 2023, the AOGC issued formal orders establishing the Evergreen Brine Unit and integrating all unleased owners within the Evergreen Brine Unit, subject to a 60-day statutory election period for each unleased party to elect whether or not to participate and share in costs of development of the Evergreen Brine Unit. The 60-day statutory election period expired on December 16, 2023 and such unleased parties were deemed integrated within the Evergreen Brine Unit as described in the formal orders. While bromine can be commercially extracted, among other events that must take place before we can commercially produce lithium from the Evergreen Brine Unit, the AOGC will need to establish an agreeable lithium royalty.

The MOU with Saltwerx includes provisions relating to: (i) initial brine ownership percentages within the Evergreen Brine Unit, including the bromine and lithium contained in the brine, (ii) the transfer of certain leased acres outside the proposed Evergreen Brine Unit from us to Saltwerx, (iii) reimbursement by Saltwerx of certain expenses that we incurred for the development of leased acreage to be included in the Evergreen Brine Unit, and (iv) an allocation of certain future costs for the drilling of a brine production test well and other development operations, including front-end engineering and design studies for bromine and lithium production facilities. Unless and until we finalize any contractual agreements with Saltwerx, including a joint venture agreement, our relationship with Saltwerx will be governed by the MOU and the Unit Operating Agreement and there can be no assurance that we will agree to terms beyond those of the MOU and the Unit Operating Agreement.

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

Any effort to pursue the extraction of lithium and bromine from these brine leases would likely require a significant amount of time and capital, which may exceed current estimates. While we have completed a definitive feasibility study with respect to bromine and an updated technical resources report for our Evergreen Brine Unit, we must also complete a lithium FEED study and a feasibility study for our lithium acreage and validate the lithium technologies used in order to be in a position to determine whether to proceed. Should any such decision be made to pursue the development of either one or both of these materials, it would also be necessary to obtain permits for our extraction activities which could be subject to delays or onerous conditions, as well as finalize any contractual agreements with our potential joint venture partner, Saltwerx. Long term, we believe that lithium prices will rebound to levels that support increased investment in supply, especially from the United States, and we and our Evergreen Unit partner remain focused on completing all the engineering studies required to define the lithium project economics. Once these studies are completed, any future investments in our lithium initiatives will be evaluated at that time and subject to reaching agreement with our Evergreen Unit partner.
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
Item 4. Mine Safety Disclosures.

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “TTI.” As of February 24, 2025, there were approximately 200 holders of record of the common stock. The actual number of holders of our common stock is greater than this number of record holders and includes common stockholders who are beneficial owners but whose shares are held in street name by banks, brokers, and other nominees.

Market Price of Common Stock

The following graph compares the five-year cumulative total returns of our common stock, the Russell 2000 Index (“Russell 2000”), the Philadelphia Oil Service Sector Index (“PHLX Oil Service”) and a Peer Group Total Stock Return (“Peer Group TSR”), assuming $100 invested in each stock, index or group on December 31, 2019, all dividends reinvested, and a fiscal year ending December 31st. The Peer Group consists of Core Laboratories, Inc., Expro Group Holdings N.V., Flotek Industries, Inc., Forum Energy Technologies, Inc., Hawkins, Inc., KLX Energy Services Holdings, Inc., Mammoth Energy Services, Inc., National Energy Services Reunited Corp, Newpark Resources, Inc., Nine Energy Service, Inc., Oil States International, Inc., Ranger Energy Services, Inc., RPC, Inc., and Select Water Solutions, Inc., with each company equally weighted. The Peer Group includes peer companies selected to measure our relative total shareholder return under our long-term incentive awards and were publicly traded during the entire period of the stock performance graph. This information shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent we specifically incorporate it by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

For additional information about common stock authorized for issuance under equity compensation plans, see Note 13 - “Equity-Based Compensation and Other” in the Notes to Consolidated Financial Statements.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to analyze major elements of our consolidated financial statements and provide insight into important areas of management’s focus. This section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included elsewhere in this Annual Report. Statements in the following discussion may include forward-looking statements. These forward-looking statements involve risks and uncertainties. See “Item 1A. Risk Factors” for additional discussion of these factors and risks. For discussion of 2023 compared to 2022, see disclosures titled “Results of Operations” set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024.
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

Completion Fluids & Products Division activity for 2024 decreased slightly compared to 2023. We were awarded a three-well TETRA CS Neptune fluids project in the Gulf of America that is expected to begin in the first quarter of 2025. TETRA CS Neptune fluids projects are historically higher revenue and margin projects. We also recently secured a significant multi-well, multi-year deep water completion fluids contract in Brazil.

Our Water & Flowback Services Division activity also decreased compared to 2023 reflecting a slowdown in onshore activity in the Unites States and lower offshore completions fluids activity, as well as lower service revenues following the sale of early production facilities in Latin America. We initiated a series of cost reduction actions in the second half of 2024 to adjust to market levels.

We are committed to pursuing low-carbon energy initiatives that leverage our fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. In August 2024, we published a definitive feasibility study and updated technical resources report with respect to bromine from our Evergreen Brine Unit. We have ongoing negotiations with various bromine providers for bridging supply agreements that, if and when finalized, will give us flexibility on the timing of a plant start-up, allowing us to accumulate additional cash from our base business. These initiatives are expected to provide us the volumes necessary for the growing deepwater market plus the growing long-duration battery requirements, while deferring investments in Arkansas or scaling up our bromine production at lower levels than previously anticipated. If and when the bridging supply agreement is finalized, we will announce our revised Arkansas investment and timing plans.

We are prioritizing our strategic investments on projects that can immediately impact our near-term results, with a focus on TETRA CS Neptune fluids in the Gulf of America, TETRA PureFlow+ electrolyte shipments to Eos Energy Enterprises, and further advancing our water desalination commercial pilot units that are expected to subsequently transition into long-term contracts for commercial desalination plants.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this report.

Consolidated Comparisons

	Year Ended December 31,		Period to Period Change
	2024	2023	2024 vs. 2023	% Change
	(In Thousands, Except Percentages)
Revenues	$599,111	$626,262	$(27,151)	(4.3)%
Gross profit	139,853	153,645	(13,792)	(9.0)%
Gross profit as a percentage of revenue	23.3%	24.5%
Exploration and pre-development costs	—	12,119	(12,119)	(100.0)%
General and administrative expense	89,969	96,590	(6,621)	(6.9)%
General and administrative expense as a percentage of revenue	15.0%	15.4%
Interest expense, net	22,465	22,349	116	0.5%
Loss on debt extinguishment	5,535	—	5,535	100.0%
Other income, net	(6,858)	(9,112)	2,254	(24.7)%
Income before taxes and discontinued operations	28,742	31,699	(2,957)	(9.3)%
Income before taxes and discontinued operations as a percentage of revenue	4.8%	5.1%
Provision (benefit) for income taxes	(84,878)	6,220	(91,098)	NM(1)
Income before discontinued operations	113,620	25,479	88,141	345.9%
Income (loss) from discontinued operations, net of taxes	(5,340)	278	(5,618)	NM(1)
Net income	108,280	25,757	82,523	320.4%
Loss attributable to noncontrolling interest	4	27	(23)	(85.2)%
Net income attributable to TETRA stockholders	$108,284	$25,784	$82,500	320.0%
 (1)         Percent change is not meaningful

Revenues

Consolidated revenues for 2024 decreased compared to the prior year due to lower activity in both our Completion Fluids & Products and Water & Flowback Services divisions, where revenue decreased by $1.7 million and $25.4 million, respectively. The decrease in our Completion Fluids & Products division is primarily due to lower completion fluid sales volumes from international markets. The decrease in our Water & Flowback Services division is primarily from an overall decline in the US market for our production testing and water management services. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Gross Profit

Consolidated gross profit as a percentage of revenue decreased slightly due to a decrease in revenue, an increase in operating costs and the effect of changes in product mix. See Divisional Comparisons section below for additional discussion.

Exploration and Pre-Development Costs

Exploration and pre-development costs decreased $12.1 million compared to the prior year due to the capitalization of costs beginning in January 2024 following project developments, including the completion of a technical resources report, compared to expensing of costs associated with the front-end engineering and design study and appraisal costs associated with the activity in the prior year.

General and Administrative Expense

Consolidated general and administrative expenses decreased during 2024 compared to the prior year primarily due to a $7.4 million decrease in employee compensation from a reduction in equity-based compensation expense and incentive compensation as a result of lower operational margin performance.

Loss on Early Extinguishment of Debt

Consolidated loss on debt extinguishment increased $5.5 million from non-cash unamortized finance costs expensed in connection with the repayment of our prior Term Credit Agreement in January 2024.

Other Income, net

Consolidated other income, net decreased during 2024 compared to the prior year primarily due to a $9.3 million reimbursement from our partner associated with the collaborative arrangement related to our Arkansas resource development opportunity prior to capitalization of net pre-development costs beginning in January 2024, and a $1.0 million increase in unrealized losses on our convertible note embedded option. These decreases were partially offset by a $8.3 million increase in unrealized gains due to the change in the stock price of the Kodiak Gas Services, Inc. (NYSE: KGS) (“Kodiak”) shares we received in exchange for CSI Compressco LP (“CSI Compressco’) common units we owned in connection with Kodiak’s acquisition of CSI Compressco in April 2024.

Provision for Income Tax

Our consolidated effective tax rate for the year ended December 31, 2024 and December 31, 2023 was (295.3)% and 19.6%, respectively. The increase in our tax benefit compared to the prior year tax provision was primarily due to the reversal of the valuation allowance related to our United States deferred tax assets (federal and state). We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2024, in part because in the current year we achieved three years of cumulative pretax income in the United States tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $97.5 million are realizable. We therefore reduced the valuation allowance accordingly.
Divisional Comparisons

Completion Fluids & Products Division

	Year Ended December 31,		Period to Period Change
	2024	2023	2024 vs. 2023	% Change
	(In Thousands, Except Percentages)
Revenues	$311,301	$313,030	$(1,729)	(0.6)%
Gross profit	109,305	107,684	1,621	1.5%
Gross profit as a percentage of revenue	35.1%	34.4%
Exploration and pre-development costs	—	12,119	(12,119)	(100.0)%
General and administrative expense	25,754	28,003	(2,249)	(8.0)%
General and administrative expense as a percentage of revenue	8.3%	8.9%
Interest income, net	(713)	(646)	67	10.4%
Other (income) loss, net	1,369	(10,106)	11,475	(113.5)%
Income before taxes and discontinued operations	$82,895	$78,314	$4,581	5.8%
Income before taxes and discontinued operations as a percentage of revenue	26.6%	25.0%

The Completion Fluids & Products Division revenues decreased slightly primarily due to a decline of international brominated product sales, particularly in Europe and Latin America, offset by increased volumes and continued favorable pricing for industrial chemicals sales.

The Completion Fluids & Products Division gross profit during 2024 increased compared to the prior year despite slightly lower revenues due to pricing improvements. Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, market demand for our products and services, drilling and completions activity and commodity prices.

The Completion Fluids & Products Division pretax income increased during 2024 compared to the prior year primarily due to the increase in gross profit, along with a decrease in general and administrative expenses primarily due to a $1.9 million decrease in employee compensation and a $0.9 million decrease in professional services as well as a $0.6 million decrease in unrealized losses from our investment in Standard Lithium shares, which is included in other (income) loss, net. These changes were partially offset by a $12.1 million decrease in exploration and pre-development costs and a $9.3 million decrease in other income from reimbursements from our partner due to the capitalization of costs net of reimbursements beginning in January 2024. In addition, the unrealized losses on our convertible notes embedded derivative increased $1.0 million as the notes approach their maturity.

Water & Flowback Services Division

	Year Ended December 31,		Period to Period Change
	2024	2023	2024 vs. 2023	% Change
	(In Thousands, Except Percentages)
Revenues	$287,810	$313,232	$(25,422)	(8.1)%
Gross profit	31,014	47,138	(16,124)	(34.2)%
Gross profit as a percentage of revenue	10.8%	15.0%
General and administrative expense	19,116	19,452	(336)	(1.7)%
General and administrative expense as a percentage of revenue	6.6%	6.2%
Interest expense, net	64	205	(141)	(68.8)%
Other expense, net	1,134	1,757	(623)	(35.5)%
Income before taxes and discontinued operations	$10,700	$25,724	$(15,024)	(58.4)%
Income before taxes and discontinued operations as a percentage of revenue	3.7%	8.2%

The Water & Flowback Services Division revenues decreased during 2024 compared to the prior year primarily due to an overall decline in the United States market from both our production testing and water management services. This was partially offset by improved international market conditions in Latin America including an early production facility expansion as well as a full year of operation of an additional early production facility.

The Water & Flowback Services Division gross profit decreased due to lower revenues resulting from the decreased activity levels described above and operating cost inflation.

The Water & Flowback Services Division income before taxes decreased during 2024 compared to the prior year primarily due the decrease in gross profit, partially offset by a $0.4 million increase in other income, a $0.3 million decrease in general and administrative expenses from headcount reductions, and a $0.2 million increase in unrealized gain on our investment.

Corporate Overhead

	Year Ended December 31,		Period to Period Change
	2024	2023	2024 vs. 2023	% Change
	(In Thousands, Except Percentages)
Depreciation and amortization	$357	$400	$(43)	(10.8)%
General and administrative expense	45,099	49,135	(4,036)	(8.2)%
Interest expense, net	23,114	22,790	324	1.4%
Impairments and other charges	109	777	(668)	(86.0)%
Loss on debt extinguishment	5,535	—	5,535	100.0%
Other income, net	(9,361)	(763)	8,598	1,126.9%
Loss before taxes and discontinued operations	$(64,853)	$(72,339)	$7,486	10.3%

Corporate Overhead loss before taxes decreased during 2024 compared to the prior year primarily due to an $8.3 million increase in unrealized gain on our investment in Kodiak, which acquired CSI Compressco in April 2024. General administrative expenses decreased primarily due to a $4.5 million decrease in salary related expenses. Impairments decreased $0.7 million primarily from an impairment of our corporate office lease in the prior year. These were partially offset by a $5.5 million loss on debt extinguishment from non-cash unamortized finance costs expensed in connection with the repayment of our prior Term Credit Agreement in January 2024 and a $1.0 million increase in professional services.
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
The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Year Ended
	December 31, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(In Thousands, Except Percents)
Revenue	$311,301	$287,810	$—	$—	$599,111
Net income (loss) before taxes and discontinued operations	82,895	10,700	(45,099)	(19,754)	28,742
Completion fluids buy-back allowance adjustment	(1,776)	—	—	—	(1,776)
Impairments and other charges	—	—	—	109	109
Former CEO stock appreciation right credit	—	—	(701)	—	(701)
Transaction, restructuring and other (income) expenses	(26)	349	1,026	—	1,349
Loss on debt extinguishment	—	—	—	5,535	5,535
Unusual foreign exchange loss	—	1,387	—	—	1,387
Interest (income) expense, net	(713)	64	—	23,114	22,465
Depreciation, amortization, and accretion	9,733	25,631	—	357	35,721
Equity-based compensation expense	—	—	6,572	—	6,572
Adjusted EBITDA	$90,113	$38,131	$(38,202)	$9,361	$99,403

Adjusted EBITDA as % of revenue	28.9%	13.2%			16.6%

	Year Ended
	December 31, 2023
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Other and Eliminations	Total
	(In Thousands, Except Percents)
Revenue	$313,030	$313,232	$—	$—	$626,262
Net income (loss) before taxes and discontinued operations	78,314	25,724	(49,135)	(23,204)	$31,699
Insurance recoveries	(2,678)	—	—	—	(2,678)
Impairments and other charges	2,189	—	777	—	2,966
Exploration, pre-development costs, and collaborative arrangements	2,838	—	—	—	2,838
Adjustment to long-term incentives	—	—	1,526	—	1,526
Former CEO stock appreciation right expense	—	—	237	—	237
Transaction, restructuring, and other expenses	—	—	502	—	502
Unusual foreign exchange loss	—	2,444	—	—	2,444
Interest (income) expense, net	(647)	205	—	22,791	22,349
Depreciation, amortization, and accretion	9,053	24,876	—	400	34,329
Equity-based compensation expense	—	—	10,622	—	10,622
Adjusted EBITDA	$89,069	$53,249	$(35,471)	$(13)	$106,834

Adjusted EBITDA as % of revenue	28.5%	17.0%			17.1%
Liquidity and Capital Resources

    We believe that our capital structure allows us to meet our financial obligations and fund future growth as needed, despite uncertain operating conditions and financial markets. Our liquidity at the end of the fourth quarter of 2024 was $182.2 million consisting of $37.0 million of unrestricted cash, $75.0 million of availability under our delayed draw term loan and $70.2 million of availability under our credit agreements. Liquidity is defined as unrestricted cash plus availability under the delayed draw from our Term Credit Agreement and availability under our revolving credit facilities.

    Our consolidated sources and uses of cash for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
	(In Thousands)
Operating activities	$36,520	$70,206
Investing activities	$(59,059)	$(27,027)
Financing activities	$8,869	$(4,663)

Operating Activities

Consolidated cash flows provided by operating activities totaled $36.5 million during 2024 compared to $70.2 million during the prior year, a decrease of $33.7 million. Operating cash flows decreased compared to the prior year primarily due to decreased activity levels from changes in market conditions and product mix, as well as the effect of working capital movements. We continue to monitor customer credit risk in the current environment and focus on serving larger capitalized oil and gas operators and national oil companies.

Investing Activities

Total cash capital expenditures during 2024 were $60.7 million. Our Water & Flowback Services Division spent $23.4 million on capital expenditures, primarily to deploy additional SandStorm units to meet increased demands and maintain, automate and upgrade its water management and flowback equipment fleet. Water and Flowback Services Division capital expenditures also included expenditures for expansion of an early production facility in Argentina. Our Completion Fluids & Products Division spent $37.0 million on capital expenditures during 2024, including $22.4 million on our strategic initiatives in Arkansas, net of reimbursement from our Evergreen Unit partner, to advance engineering and reservoir studies and began laying the groundwork for plant site preparation and power infrastructure for our bromine project. We also made additional investments to support higher activity levels in the United States and Europe.

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. Additional information on these resources is described in Part I, “Item 2. Properties” in this Annual Report. The extraction of lithium and bromine from these brine leases will likely require a significant amount of time and capital, which are subject to further analysis and consideration. In August 2024, we published a definitive feasibility study and updated technical resources report with respect to bromine from our Evergreen Brine Unit. We have ongoing negotiations with various bromine providers for bridging supply agreements that, if and when finalized, will give us flexibility on the timing of a plant start-up, allowing us to accumulate additional cash from our base business. These initiatives are expected to provide us the volumes necessary for the growing deepwater market plus the growing long-duration battery requirements, while deferring investments in Arkansas or scaling up our bromine production at lower levels than previously anticipated. If and when the bridging supply agreement is finalized, we will announce our revised Arkansas investment and timing plans.

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

Financing Activities

During the year ended December 31, 2024, consolidated net cash used in financing activities was $8.9 million, consisting of $184.8 million borrowings under our new Term Credit Agreement and revolving credit facilities and $163.6 million repayments of our Term Credit Agreement and revolving credit facilities, $6.6 million debt issuance costs associated with our new term loan in January 2024 and the ABL Amendment in May 2024, as well as $1.4 million of payments of finance lease obligations. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital.

Term Credit Agreement. On January 12, 2024, the Company entered into a definitive agreement for a $265.0 million credit facility consisting of a $190.0 million funded term loan and a $75.0 million delayed-draw term loan (collectively the “Term Credit Agreement”) that refinanced the Company’s prior Term Credit Agreement and provided capital to advance the Company’s Arkansas bromine processing project. The maturity date of the New Term Credit Agreement is January 1, 2030.

Asset-Based Credit Agreement. On May 13, 2024, we entered into an amendment (the ABL Amendment”) to the Asset-Based Lending agreement dated September 10,2018 (as amended, the “ABL Credit Agreement). In connection with the ABL Amendment, Bank of America, N.A. became successor administrative agent to JPMorgan Chase Bank, N.A. approximately $0.9 million of fees were incurred in connection with the ABL Amendment, which were deferred and will be amortized over the term of the ABL Credit Agreement.

The amended ABL Credit Agreement provides, with certain restrictions, for a senior secured revolving credit facility of up to $100.0 million with a $25.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, and a swingline loan sublimit of $11.5 million.

The ABL Credit Agreement may be used for working capital needs, capital expenditures and other general corporate purposes. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable, certain accrued receivables and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, accrued receivables and the value of our inventory, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement. The ABL Credit Agreement is scheduled to mature on May 13, 2029. As of December 31, 2024, we had no balance outstanding under the ABL Credit Agreement and, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings, we had availability of $65.7 million under the ABL Credit Agreement. As of February 25, 2025, we have no outstanding borrowings under our ABL Credit Agreement and $0.2 million letters of credit, resulting in $79.8 million of availability.

Swedish Credit Facility. In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden and Finland (“Swedish Credit Facility”). As of December 31, 2024, we had no balance outstanding and availability of approximately $4.5 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2025 and the Company intends to renew it annually.

Finland Credit Agreement. In January 2022, the Company entered into an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of December 31, 2024, we had $1.4 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement has been renewed by the Company through January 31, 2026.

As of December 31, 2024, we are in compliance with all covenants of our debt agreements. See Note 10 - “Long-Term Debt and Other Borrowings” and Note 18 - “Subsequent Events” in the Notes to Consolidated Financial Statements for further information.

Other Sources and Uses of Cash

    In addition to the aforementioned credit facilities and senior notes, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of December 31, 2024, the market value of our equity holdings of Kodiak and Standard Lithium were $18.4 million and $1.2 million, respectively, with no holding restrictions on our ability to monetize our investments. In January 2025, we sold our Kodiak shares for proceeds of $19.0 million, net of transaction and broker fees. Should additional capital be required, the ability to raise such capital through the issuance of additional debt or equity securities may currently be limited. Instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. If it is necessary to issue additional equity to fund our capital needs, additional dilution of our common stockholders will occur. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transaction is in the best interest of our business. In challenging economic environments, we may experience increased delays and failures by customers to pay our invoices. We could experience delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity. An increase of unpaid receivables would also negatively affect our borrowing availability under the ABL Credit Agreement and Swedish Credit Facility.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment, as well as a sales-type lease and subleases for certain facilities. See Note 2 - “Basis of Presentation and Significant Accounting Policies” and Note 8 - “Leases” in the Notes to Consolidated Financial Statements for further information on our lease obligations.

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

Off Balance Sheet Arrangements

As of December 31, 2024, we do not have any off balance sheet arrangements that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Critical accounting estimates are estimates that require us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely occur from period to period, have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe that of our significant accounting policies described in Note 2 - Basis of

Presentation and Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K, the critical accounting estimates, assumptions, and judgments that have the most significant impact on our consolidated financial statements are described below.

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

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. A portion of the carrying value of certain deferred tax assets are subject to a valuation allowance.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. On January 12, 2024, the Company entered into a New Term Credit Agreement consisting of a $190.0 million funded term loan and a $75.0 million delayed-draw term loan that refinanced the Company’s Term Credit Agreement outstanding as of December 31, 2023. Borrowings under the New Term Credit Agreement bear interest at a rate per annum equal to SOFR plus 5.75%. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum. Borrowings under our Asset-Based Credit Agreement bear interest at an agreed-upon percentage rate spread above SOFR. Borrowings under our Swedish Credit Facility, if any, bear interest at fixed rates of 2.95%. The following table sets forth as of December 31, 2024, the principal amount due under our long-term debt obligations and their respective weighted average interest rates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

		Interest	December 31,
	Scheduled Maturity	Rate	2024
			(In Thousands)
Term credit agreement	January 1, 2030	10.23%	$190,000
Total long-term debt			$190,000

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of December 31, 2024, we did not have any foreign currency exchange contracts outstanding.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2024.

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024. Grant Thornton LLP’s report on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

 There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, no director or officer of TETRA adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Board Meetings and Committees,” in our definitive proxy statement (the “Proxy Statement”) for the annual meeting of stockholders to be held on May 23, 2025, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2024.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Company
Page
	Reports of Independent Registered Public Accounting Firm (PCAOB ID Number Grant Thornton LLP: 248)	F-1
	Consolidated Balance Sheets at December 31, 2024 and 2023	F-4
	Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022	F-6
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023, and 2022	F-7
	Consolidated Statements of Equity for the years ended December 31, 2024, 2023, and 2022	F-8
	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	F-9
	Notes to Consolidated Financial Statements	F-10
2.	Financial statement schedules
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
3.	List of Exhibits

2.1+++
Asset Purchase and Sale Agreement, dated February 28, 2018, by and between Maritech Resources, LLC, TETRA Technologies, Inc., and Orinoco Natural Resources, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018 (SEC File No. 001-13455)).

2.2+++
Equity Interest Purchase and Sale Agreement, dated February 28, 2018, by and among TETRA Technologies, Inc., TETRA Production Testing Holding LLC, and Epic Offshore Specialty, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018 (SEC File No. 001-13455)).

2.3+++
Equity Interest Purchase Agreement, dated February 13, 2018, by and among the sellers listed therein, the sellers representative and TETRA Technologies, Inc (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018 (SEC File No. 001-13455)).

2.4+++
Membership Interest Purchase And Sale Agreement, dated as of February 28, 2018, by and among TETRA Applied Technologies, LLC, Maritech Resources, LLC, TETRA Technologies, Inc., and Orinoco Natural Resources, LLC (incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018 (SEC File No. 001-13455)).

3.1
Amended and Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).

3.2	Second Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
4.1
Form of Senior Indenture (including form of senior debt security) (incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-3 filed on May 5, 2022 (SEC File No. 333-264709)).

4.2
Credit Agreement dated as of January 12, 2024 among TETRA Technologies, Inc., Silver Point Finance, LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2024 (SEC File No. 001-13455)).

4.3
Sixth Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement dated May 13, 2024 between TETRA Technologies, Inc., certain subsidiaries of the company, and Bank of America, N.A (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on May 20, 2024 (SEC File No. 001-13455)).

4.4
Tax Benefits Preservation Plan, dated February 28, 2023, between TETRA Technologies, Inc. and Computershare Trust Company N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023 (SEC File No. 001-13455)).

4.5
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-Q filed on February 27, 2024 (SEC File No. 001-13455)).

10.1***
TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (SEC File No. 001-13455)).

10.2***
TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan and The Executive Excess Plan Adoption Agreement effective on June 30, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A filed on March 16, 2006 (SEC File No. 001-13455)).

10.3***
TETRA Technologies, Inc. Non-Employee Director Deferred Compensation Plan effective on December 13, 2023 incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on February 27, 2024 (SEC File No, 001-13455)).

10.4***
TETRA Technologies, Inc. Amended and Restated 2007 Long Term Incentive Compensation Plan, as amended through February 20, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2015 (SEC File No. 001-13455)).

10.5***
Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

10.6***
Third Amended and Restated 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report Form 8-K filed on May 6, 2016 (SEC File No. 001-13455)).

10.7
Lease Agreement dated December 31, 2012 by and between Tetris Property LP and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed on March 4, 2013 (SEC File No. 001-13455)).

10.8
Bonding Agreement, dated February 28, 2018, between TETRA Technologies, Inc., Orinoco Natural Resources, LLC, and Epic Offshore Specialty, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2018 (SEC File No. 001-13455)).

10.9***	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 16, 2020 (SEC File No. 001-13455)).
10.10***	TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2010 (SEC File No. 001-13455)).
10.11+***	Amendment to the TETRA Technologies, Inc. Cash Incentive Compensation Plan dated February 19, 2015.
10.12***
Amendment No. 2 to the TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 26, 2016 (SEC File No. 001-13455)).

10.13***
Stand-Alone Cash-Settled Stock Appreciation Rights Award Agreement, dated February 22, 2018, between TETRA Technologies, Inc. and Stuart M. Brightman (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on March 4, 2019 (SEC File No. 001-13455)).

10.14***
TETRA Technologies, Inc. 2018 Inducement Restricted Stock Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on February 12, 2018 ((SEC File No. 333-222976)).

10.15***
Form of TETRA Technologies, Inc. 2018 Inducement Restricted Stock Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on February 12, 2018 (SEC File No. 333-222976)).

10.16***
TETRA Technologies, Inc. Second Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).

10.17***
Form of TETRA Technologies, Inc. Second Amended and Restated 2018 Equity Incentive Plan Restricted Stock Unit Award (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 27, 2024 (SEC File No. 001-13455)).

10.18***
Form of TETRA Technologies, Inc. Second Amended and Restated 2018 Equity Incentive Plan Restricted Stock Unit Award for outside directors (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on February 27, 2024 (SEC File No. 001-13455)).

10.19***
Form of TETRA Technologies, Inc. Second Amended and Restated 2018 Equity Incentive Plan Cash Award (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on February 27, 2024 (SEC File No. 001-13455)).

10.20***
Form of TETRA Technologies, Inc. 2018 Equity Incentive Plan Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form S-8 filed on May 4, 2018 (SEC File No. 333-224679).

10.21
Form of Indemnification Agreement for directors and executive officers of TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2008 (SEC File No. 001-13455)).

10.22
Memorandum of Understanding between TETRA Technologies, Inc. and Saltwerx LLC dated June 19, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2023 (SEC File No. 001-13455)).

10.23
Memorandum of Understanding Amendment No. 1 between TETRA Technologies, Inc. and Saltwerx LLC dated November 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2024 (SEC File No. 001-13455)).

10.24
Memorandum of Understanding Amendment No. 2 between TETRA Technologies, Inc. and Saltwerx LLC dated January 16, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2024 (SEC File No. 001-13455)).

10.25
Memorandum of Understanding Amendment No. 3 between TETRA Technologies, Inc. and Saltwerx LLC dated March 20, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2024 (SEC File No. 001-13455)).

10.26
Memorandum of Understanding Amendment No. 4 between TETRA Technologies, Inc. and Saltwerx LLC dated April 15, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2024 (SEC File No. 001-13455)).

10.27
Memorandum of Understanding Amendment No. 5 between TETRA Technologies, Inc. and Saltwerx LLC dated August 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 29, 2024 (SEC File No. 001-13455)).

19+	TETRA Technologies, Inc. Policy on Trading in Company Securities.
21+	Subsidiaries of the Company.
23.1+	Consent of Grant Thornton LLP
31.1+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
97.1
TETRA Technologies, Inc. Incentive-Based Compensation Recoupment Policy effective on October 25, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2024 (SEC file No. 001-13455)).

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
++     Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (ii) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2024.
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

TETRA Technologies, Inc.

Date:	February 25, 2025	By:	/s/Brady M. Murphy
Brady M. Murphy, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/John F. Glick	Chairman of	February 25, 2025
John F. Glick	the Board of Directors

/s/Brady M. Murphy	President, Chief Executive Officer,	February 25, 2025
Brady M. Murphy	and Director
(Principal Executive Officer)

/s/Elijio V. Serrano	Senior Vice President	February 25, 2025
Elijio V. Serrano	and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/Mark E. Baldwin	Director	February 25, 2025
Mark E. Baldwin

/s/Thomas R. Bates, Jr.	Director	February 25, 2025
Thomas R. Bates, Jr.

/s/Christian A. Garcia	Director	February 25, 2025
Christian A. Garcia

/s/Angela D. John	Director	February 25, 2025
Angela D. John

/s/Sharon B. McGee	Director	February 25, 2025
Sharon B. McGee

/s/Shawn D. Williams	Director	February 25, 2025
Shawn D. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TETRA Technologies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2025 expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has adopted new accounting guidance related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

U.S. Income Tax Valuation Allowance

As described further in Note 15 to the consolidated financial statements, as of December 31, 2024, the Company had domestic federal and state deferred tax assets related to net operating loss carryforwards, tax credit carryforward and other domestic deferred tax assets of $106.1 million reduced by a previous valuation allowance of $97.5. Deferred tax assets are reduced by a valuation allowance, if based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. During the year ended December 31, 2024, the Company released $97.5 million of its previously recorded valuation allowance. The Company considered the achievement of sustained profitability and cumulative income in the U.S. as well as forecasted income to be significant forms of positive evidence. The Company determined that the positive evidence outweighed the negative evidence and supported a release of the valuation allowance. We identified the release of the valuation allowance to be a critical audit matter.

The principal consideration for our determination that the release of the valuation allowance is a critical audit matter is that auditing management’s assessment of the realizability of the Company’s deferred tax assets involved complex judgments due to the significant estimation required in measuring the future utilization of deferred tax assets. The future utilization of deferred tax assets is affected by significant assumptions, including forecasted revenue and forecasted domestic sourced income. Fluctuations in actual results from those forecasted can have a material impact on the recoverability of these deferred tax assets. Auditing the release of the valuation allowance also required professionals with specialized skills and knowledge.

Our audit procedures related to the release of the valuation allowance included the following, among others:

–We tested the design and operating effectiveness of relevant controls over management’s process for evaluating the realization of the Company’s deferred tax assets, including controls over management’s review of its forecasted income including the significant assumptions described above.

–We compared the significant assumptions used by management, including forecasted revenue and forecasted domestic sourced income to (1) historical results, (2) the Company’s business plans, (3) significant contracts and (4) current industry trends and evaluated whether the Company’s business plans, economic trends and other factors support the significant assumptions.

–We also evaluated management’s historical ability to forecast domestic sourced income.

–We reperformed management’s sensitivity analysis on the forecast to evaluate the impact that changes in the significant assumptions have on management’s conclusion.

With the assistance of professionals with specialized skills and knowledge, we evaluated the application of tax laws in the Company’s scheduling of the release of existing taxable temporary differences and carryforward amounts, and the evaluation of the utilization of the deferred tax assets.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Houston, Texas
February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TETRA Technologies, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of TETRA Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Houston, Texas
February 25, 2025

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$36,987	$52,485
Restricted cash	221	—
Trade accounts receivable, net of allowance for credit losses of $626 in 2024 and $614 in 2023	104,813	111,798
Inventories	101,697	96,536
Prepaid expenses and other current assets	25,910	21,196
Total current assets	269,628	282,015
Property, plant, and equipment:
Land and building	24,475	23,173
Machinery and equipment	323,044	304,884
Automobiles and trucks	10,325	10,148
Chemical plants	69,815	67,114
Construction in progress	34,910	10,323
Total property, plant, and equipment	462,569	415,642
Less accumulated depreciation	(320,409)	(307,926)
Net property, plant, and equipment	142,160	107,716
Other assets:
Deferred tax assets	98,149	910
Operating lease right-of-use assets	29,797	31,915
Investments	28,159	17,354
Patents, trademarks and other intangible assets, net	24,923	29,132
Other assets	12,379	9,919
Total other assets	193,407	89,230
Total assets	$605,195	$478,961
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	December 31, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$43,103	$52,290
Compensation and employee benefits	23,022	26,918
Operating lease liabilities, current portion	8,861	9,101
Accrued taxes	12,493	10,350
Accrued liabilities and other	30,040	27,303
Current liabilities associated with discontinued operations	5,830	—
Total current liabilities	123,349	125,962
Long-term debt, net	179,696	157,505
Operating lease liabilities	25,041	27,538
Asset retirement obligations	14,786	14,199
Deferred income taxes	4,912	2,279
Other liabilities	4,104	4,144
Total long-term liabilities	228,539	205,665
Commitments and contingencies (Note 11 - “Commitments and Contingencies”)
Equity:
TETRA stockholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 shares authorized at December 31, 2024 and December 31, 2023; 134,951,081 shares issued at December 31, 2024 and 133,217,848 shares issued at December 31, 2023	1,350	1,332
Additional paid-in capital	492,722	489,156
Treasury stock, at cost; 3,138,675 shares held at December 31, 2024 and December 31, 2023	(19,957)	(19,957)
Accumulated other comprehensive loss	(51,122)	(45,231)
Retained deficit	(168,425)	(276,709)
Total TETRA stockholders’ equity	254,568	148,591
Noncontrolling interests	(1,261)	(1,257)
Total equity	253,307	147,334
Total liabilities and equity	$605,195	$478,961

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Product sales	$308,410	$306,056	$259,998
Services	290,701	320,206	293,215
Total revenues	599,111	626,262	553,213
Cost of revenues:
Cost of product sales	182,986	191,227	173,385
Cost of services	240,442	246,945	226,844
Depreciation, amortization, and accretion	35,721	34,329	32,819
Impairments and other charges	109	2,966	2,804
Insurance recoveries	—	(2,850)	(3,750)
Total cost of revenues	459,258	472,617	432,102
Gross profit	139,853	153,645	121,111
Exploration and pre-development costs	—	12,119	6,635
General and administrative expense	89,969	96,590	91,942
Interest expense, net	22,465	22,349	15,833
Loss on debt extinguishment	5,535	—	—
Other income, net	(6,858)	(9,112)	(4,465)
Income before taxes and discontinued operations	28,742	31,699	11,166
Provision (benefit) for income taxes	(84,878)	6,220	3,565
Income from continuing operations	113,620	25,479	7,601
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(5,340)	278	195
Net income	108,280	25,757	7,796
Less loss attributable to noncontrolling interest	4	27	43
Net income attributable to TETRA stockholders	$108,284	$25,784	$7,839

Basic net income per common share:
Income from continuing operations	$0.87	$0.20	$0.06
Loss from discontinued operations	(0.04)	—	—
Net income attributable to TETRA stockholders	$0.83	$0.20	$0.06
Weighted average basic shares outstanding	131,279	129,568	128,082
Diluted net income per common share:
Income from continuing operations	$0.86	$0.20	$0.06
Loss from discontinued operations	(0.04)	—	—
Net income attributable to TETRA stockholders	$0.82	$0.20	$0.06
Weighted average diluted shares outstanding	132,231	131,243	129,778
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2024	2023	2022

Net income	$108,280	$25,757	$7,796
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2024, $0 in 2023, and $0 in 2022	(7,071)	3,105	(2,059)
Unrealized gain (loss) on convertible note investment	1,180	727	(72)
Comprehensive income	102,389	29,589	5,665
Less comprehensive loss attributable to noncontrolling interest	4	27	43
Comprehensive income attributable to TETRA stockholders	$102,393	$29,616	$5,708
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Earnings	Non-controlling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2021	$1,301	$475,624	$(19,957)	$(46,932)	$—	$(310,332)	$(1,141)	$98,563
Net income (loss) for 2022	—	—	—	—	—	7,839	(43)	7,796
Translation adjustment, net of taxes of $0	—	—	—	(2,059)	—	—	—	(2,059)
Other comprehensive loss	—	—	—	—	(72)	—	—	(72)
Comprehensive income								5,665
Equity compensation expense	—	4,482	—	—	—	—	—	4,482
Other	17	(2,286)	—	—	—	—	(44)	(2,313)
Balance at December 31, 2022	$1,318	$477,820	$(19,957)	$(48,991)	$(72)	$(302,493)	$(1,228)	$106,397
Net income (loss) for 2023	—	—	—	—	—	25,784	(27)	25,757
Translation adjustment, net of taxes of $0	—	—	—	3,105	—	—	—	3,105
Other comprehensive income	—	—	—	—	727	—	—	727
Comprehensive income								29,589
Equity compensation expense	—	12,881	—	—	—	—	—	12,881
Other	14	(1,545)	—	—	—	—	(2)	(1,533)
Balance at December 31, 2023	$1,332	$489,156	$(19,957)	$(45,886)	$655	$(276,709)	$(1,257)	$147,334
Net income (loss) for 2024	—	—	—	—	—	108,284	(4)	108,280
Translation adjustment, net of taxes of $0	—	—	—	(7,071)	—	—	—	(7,071)
Other comprehensive income	—	—	—	—	1,180	—	—	1,180
Comprehensive income								102,389
Equity compensation expense	—	6,572	—	—	—	—	—	6,572
Other	18	(3,006)	—	—	—	—	—	(2,988)
Balance at December 31, 2024	$1,350	$492,722	$(19,957)	$(52,957)	$1,835	$(168,425)	$(1,261)	$253,307

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$108,280	$25,757	$7,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	35,721	34,329	32,819
Impairments and other charges	109	2,966	2,804
Gain on investments	(8,604)	(539)	(180)
Provision (benefit) for deferred income taxes	(94,455)	(734)	537
Equity-based compensation expense	6,572	10,622	6,880
Provision for credit losses	217	285	42
Loss on debt extinguishment	5,535	—	—
Amortization and expense of financing costs	1,389	3,433	3,376
Insurance recoveries associated with damaged equipment	—	(2,850)	(3,750)
Gain on sale of assets	(338)	(562)	(1,170)
Other non-cash credits	(1,076)	(1,231)	(482)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	5,702	20,165	(39,848)
Inventories	(8,784)	(23,205)	(4,471)
Prepaid expenses and other current assets	(6,574)	2,176	(4,546)
Trade accounts payable and accrued expenses	(4,140)	(128)	22,705
Other	(3,034)	(278)	(3,555)
Net cash provided by operating activities	36,520	70,206	18,957
Investing activities:
Purchases of property, plant, and equipment, net	(60,680)	(38,152)	(40,056)
Acquisition of businesses, net	—	—	(917)
Purchases of investments	(1,021)	(350)	—
Proceeds from sale of investments	—	3,900	—
Proceeds from sale of property, plant, and equipment	2,917	6,661	1,706
Proceeds from insurance recoveries associated with damaged equipment	—	2,850	3,750
Other investing activities	(275)	(1,936)	(987)
Net cash used in investing activities	(59,059)	(27,027)	(36,504)
Financing activities:
Proceeds from credit agreements and long-term debt	184,820	97,529	13,825
Principal payments on credit agreements and long-term debt	(163,579)	(100,497)	(12,483)
Payments on finance lease obligations	(1,438)	(1,695)	(1,302)
Debt issuance costs	(6,648)	—	—
Shares withheld for taxes on equity-based compensation	(3,006)	—	—
Other financing activities	(1,280)	—	—
Net cash provided by (used in) financing activities	8,869	(4,663)	40
Effect of exchange rate changes on cash	(1,607)	377	(452)
Increase (decrease) in cash and cash equivalents	(15,277)	38,893	(17,959)
Cash and cash equivalents at beginning of period	52,485	13,592	31,551
Cash, cash equivalents, and restricted cash at end of period	$37,208	$52,485	$13,592

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$36,987	$52,485	$13,592
Restricted cash at end of period	221	—	—
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$37,208	$52,485	$13,592

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
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

Our Completion Fluids & Products Division manufactures and markets clear brine fluids (“CBFs”), additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry, and markets TETRA PureFlow, an ultra-pure zinc bromide as well as TETRA PureFlow Plus, an ultra-pure zinc bromide/zinc chloride blend, to several battery technology companies.

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

Out-of-Period Correction

During the three months ended June 30, 2024, we discovered that we had not previously remeasured a prepaid tax balance denominated in a foreign currency at current rates, resulting in an overstatement of prepaid expenses and understatement of foreign exchange losses from 2018 through the current period. We corrected this by making an out-of-period adjustment during the three months ended June 30, 2024, which reduced other income, net by $1.4 million and reduced net income per share attributable to TETRA stockholders by $0.01 in the consolidated statement of operations for the year ended December 31, 2024. The Company assessed the impact of this out-of-period adjustment and concluded that it was not material to the financial statements previously issued for any interim or annual period, and the cumulative adjustment during the quarter ended June 30, 2024 is not material to the annual financial statements for 2024. The out-of-period adjustment is included in the Water & Flowback Services Division results.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve-month period. In connection with the May 2024 amendment to our ABL Credit Agreement, our former administrative agent required us to collateralize our outstanding letters of credit. See Note 10 - “Long-Term Debt and Other Borrowings” for additional discussion of the ABL Amendment. Restricted cash as of December 31, 2024 consists of $0.2 million to secure our outstanding letters of credit with our former administrative agent and is expected to terminate as the letters of credit expire by March 2025.

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

Discontinued Operations

In early 2018, we closed a series of related transactions that resulted in the disposition of our former Offshore segment. We may be required to satisfy certain decommissioning liabilities under third-party indemnity agreements and corporate guarantees for which costs may be significant. During the year ended December 31, 2024, we accrued $5.8 million of decommissioning expense and liability associated with our former Offshore segment for which costs might be above the value of surety bonds on properties previously disposed. See Note 3 - “Discontinued Operations” and Note 11 - “Commitments and Contingencies” for additional discussion.

Cash Equivalents

We consider all highly liquid cash investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include deposits in excess of federally insured amounts.

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

We have no outstanding balance under our variable rate revolving credit facilities as of December 31, 2024. Outstanding balances on variable-rate bank credit facilities create market risk exposure related to changes in applicable interest rates.

Allowance for Credit Losses

The allowance for credit losses is determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable, as well as a percentage of aged receivables based on historic losses. Changes in the allowance are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
At beginning of period	$614	$538	$289
Activity in the period:
Provision for credit losses	217	285	257
Account charge offs, net of recoveries	(205)	(209)	(8)
At end of period	$626	$614	$538

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance is charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally as follows:

Buildings	25 years
Machinery and equipment	3 – 10 years
Automobiles and trucks	4 years
Chemical plants	15 years

Leasehold improvements are depreciated over the shorter of the remaining term of the associated lease or its useful life. Depreciation expense, excluding impairments and other charges, for the years ended December 31, 2024, 2023, and 2022 was $28.4 million, $29.2 million, and $27.3 million, respectively.

Construction in progress as of December 31, 2024 and 2023 consisted primarily of equipment fabrication projects and early production facilities. During the year ended December 31, 2024, we capitalized $1.2 million of interest expense.

Intangible Assets other than Goodwill

Customer relationships, trademarks, tradenames, marketing rights and other intangible assets are amortized on a straight-line basis over their estimated useful lives, with remaining useful lives up to 9 years. Amortization of intangible assets was $4.2 million, $4.5 million, and $4.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in depreciation, amortization, and accretion. The estimated future annual amortization expense of intangible assets is $3.5 million for 2025, $3.4 million for 2026, $3.2 million for 2027, $2.7 million for 2028, $2.4 million for 2029, and $9.7 million thereafter. See Note 5 - “Intangibles” for additional discussion.

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

    Sales taxes, value added taxes, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We have elected to recognize the cost for freight and shipping costs as part of cost of product sales when control over our products (i.e., delivery) has transferred to the customer.

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

Exploration, Pre-Development Costs, and Collaborative Arrangement

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

During the year ended December 31, 2024, we capitalized approximately $22.4 million of costs, net of reimbursements from our partner, associated with the development of our properties in Arkansas. During the years ended December 31, 2023 and 2022, we incurred $12.1 million and $6.6 million, respectively, of exploration and pre-development costs. During the year ended December 31, 2023 we recorded $9.3 million in reimbursements associated with this arrangement. This income is included in other income, net in our consolidated statements of operations.

Equity-Based Compensation

    We have various equity incentive compensation plans which provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, and directors. Total equity-based compensation expense, net of taxes, for the years ended December 31, 2024, 2023, and 2022, was $6.3 million, $10.4 million, and $6.8 million, respectively. For further discussion of equity-based compensation, see Note 13 – “Equity-Based Compensation and Other”.

Mineral Resources Arrangements

    We are party to agreements in which Standard Lithium Ltd. (“Standard Lithium”) has the right to explore, produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. The Company received cash and stock of Standard Lithium (NYSE:SLI) under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Deferred income balances were $1.0 million and $1.6 million as of December 31, 2024 and 2023, respectively, associated with the consideration received from Standard Lithium and are included in accrued liabilities and other in our consolidated balance sheets. During the years ended December 31, 2024, 2023, and 2022, income from this arrangement was $1.6 million, $3.0 million, and $3.3 million, respectively, from the value of cash and stock received, and $0.4 million, $(1.0) million and $(1.4) million, respectively, for unrealized gains (losses) on changes in the value of Standard Lithium stock held. We also recognized $15.5 million of income during 2022 from the sale of our shares in Standard Lithium. This income is included in other (income) expense, net in our consolidated statements of operations. See Note 14 - “Fair Value Measurements” for further discussion.

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

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. A portion of the carrying value of certain deferred tax assets are subject to a valuation allowance. See Note 15 – “Income Taxes” for further discussion.

    The global intangible low-taxed income (“GILTI’) provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We elected to account for GILTI as a period cost in the year the tax is incurred.

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority.

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

Noncontrolling Interests

Noncontrolling interests represent third-party ownership in the net assets of the Company’s consolidated subsidiaries and are presented as a component of equity. The Company’s noncontrolling interests as of December 31, 2024 and 2023 consists primarily of the outside ownership of subsidiaries in Africa.

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

In addition, the change in the fair value of the convertible note, excluding the embedded option, is included in other comprehensive income (loss) in our consolidated statements of comprehensive income. The portion of our accumulated other comprehensive income (loss) attributable to the convertible note is subject to reclassifications to net income if or when we settle the convertible note. See Note 9 – “Investments” for further discussion of the convertible note.

Income (Loss) per Common Share

The calculation of basic and diluted earnings per share excludes losses attributable to noncontrolling interests. The calculation of basic earnings per share excludes any dilutive effects of equity awards. The calculation of diluted earnings per share includes the effect of equity awards, if dilutive, which is computed using the treasury stock method during the periods such equity awards were outstanding. See Note 16 – “Net Income Per Share” for further discussion of shares outstanding.

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, and the Brazilian real as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada, and Brazil, respectively. The United States dollar is the designated functional currency for all of our other significant non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net, and totaled $3.8 million, $3.5 million, and $(1.1) million for the years ended December 31, 2024, 2023, and 2022, respectively.

Fair Value Measurements

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized on a recurring basis in the determination of the carrying values of certain investments. See Note 9 – “Investments” and Note 14 - “Fair Value Measurements” for further discussion.

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

Supplemental Cash Flow Information

Supplemental cash flow information from continuing and discontinued operations is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Supplemental cash flow information:
Interest paid	$21,680	$19,171	$15,669
Income taxes paid	$5,956	$4,782	$3,270

	December 31,
	2023	2022	2021
	(in thousands)
Accrued capital expenditures	$7,131	$5,171	$4,901

New Accounting Pronouncements

Recently Adopted Accounting Pronouncement

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segments disclosures in annual and interim financial statements, primarily through expanded disclosures of significant segment expenses. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024, with early adoption permitted. This ASU impacts financial statement disclosure only and its adoption in the fourth quarter of 2024 is reflected in Note 17 - “Industry Segments and Geographic Information.”

Standards not yet adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40)” ("ASU 2024-03"). ASU 2024-03 requires additional disclosures about certain expenses included in the income statement, including purchases of inventory, employee compensation, intangible asset amortization and depreciation. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

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

The Company is currently evaluating the expected impact of these standards, but does not expect them to have a significant impact on its consolidated financial statements upon adoption as the standards expand disclosure requirements.

NOTE 3 – DISCONTINUED OPERATIONS

In early 2018, we closed the Maritech APA and Maritech MIPA with Orinoco that together provided for the purchase by Orinoco of all of Maritech’s remaining oil and gas properties and related assets and all outstanding membership interests of Maritech. Under the Maritech APA, Orinoco assumed responsibility for all of Maritech’s decommissioning liabilities related to the leases sold to Orinoco and, under the Maritech MIPA, Orinoco assumed all other liabilities of Maritech, including the decommissioning liabilities associated with Maritech’s interests in oil and gas properties previously sold by Maritech and select infrastructure still operated by Maritech, subject to certain limited exceptions unrelated to the decommissioning liabilities. To the extent that Maritech or Orinoco fails to satisfy decommissioning liabilities associated with any of the Orinoco Lease Liabilities or the Legacy Liabilities, we may be required to satisfy such liabilities under third party indemnity agreements and corporate guarantees that we previously provided to BSEE and other parties, respectively, for which costs may be significant. Pursuant to a Bonding Agreement entered into as part of these Orinoco transactions (the “Bonding Agreement”), Orinoco provided non-revocable performance bonds from a surety company in an aggregate amount of $46.8 million to cover the performance by Orinoco and Maritech of certain specific asset retirement obligations of Maritech (the “Initial Bonds”) and agreed to replace the Initial Bonds with other non-revocable performance bonds in the aggregate sum of $47.0 million (collectively, the “Replacement Bonds”). In the event Orinoco does not provide the Replacement Bonds, Orinoco is required to make certain cash escrow payments to us. To date, no cash escrow payments have been made. On August 16, 2024, we issued a letter to Orinoco and the bond company demanding realignment of the existing bonds and/or issuance of Replacement Bonds pursuant to the terms of the Bonding Agreement to better align bond coverage with the more likely liability risks. To date, no written response has been received.

In addition, Maritech and certain other interest owners have received decommissioning orders from BSEE and could receive additional decommissioning orders in the future. Such decommissioning orders received by Maritech and other interest owners relate to asset retirement obligations for certain properties in the Gulf of America. From time to time, we also receive demand notices from third parties related to certain corporate guarantees or other arrangements covering such decommissioning liabilities. While the ultimate outcome of such matters cannot be predicted at this time, if Maritech or other interest owners default, BSEE or third parties may seek to enforce certain corporate guarantees or third party indemnity agreements against us for a portion of such decommissioning obligations, which may be significant.

With respect to certain properties in the Gulf of America, we have been advised that the cost of the decommissioning work to plug and abandon certain wells is projected to be significantly higher than the approximately $10.7 million bond supporting the liability, which was put in place by Maritech and other interest owners based on earlier cost estimates. We have also been advised more recently that Maritech’s prior working interest with respect those plugging and abandonment (“P&A”) costs are expected to exceed its share of the bond. In September 2024, P&A operations commenced pursuant to a cost sharing agreement among certain parties for decommissioning certain properties in the Gulf of America. While Maritech is not a party to this cost sharing agreement, a predecessor of Maritech has advised us that it expects to seek reimbursement from us for the portion of decommissioning costs it has contractually agreed to pay pursuant to the terms of the cost sharing agreement. While the ultimate outcome of this matter cannot be predicted, we could potentially be liable for an estimated amount in the range of $5.8 million to $19.4 million, depending on the outcome of negotiations and whether other partners or property owners in the chain of title fulfill their respective obligations under their agreements. Additionally, we understand that in connection with the P&A operations being performed, Maritech and the other named obligees have made a demand on the related bond. We have made efforts to protect Maritech’s proportionate share of the bond proceeds (approximately $3.9 million), including demanding that the surety segregate or ensure that Maritech’s share is applied solely to satisfy its proportionate share of the decommissioning costs. We accrued a liability of $5.8 million related to this obligation during the year ended December 31, 2024.

A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(In Thousands)

Year Ended
December 31, 2024
Maritech
Cost of revenues	$5,855
Other income, net	(515)
Loss from discontinued operations attributable to TETRA stockholders	$(5,340)

Year Ended
December 31, 2023
Offshore Services
Cost of revenues	$5
General and administrative expense	41
Other income, net	(324)
Income from discontinued operations attributable to TETRA stockholders	$278

	Year Ended
	December 31, 2022
	Offshore Services	Maritech	Total
General and administrative expense	$31	$—	$31
Other income, net	—	(226)	(226)
Pretax income (loss) from discontinued operations	$(31)	$226	195
Income from discontinued operations attributable to TETRA stockholders			$195

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(In Thousands)

December 31, 2024
Maritech
Carrying amounts of major classes of liabilities included as part of discontinued operations
Decommissioning liability	$5,830
Total liabilities associated with discontinued operations	$5,830

See Note 11 - “Commitments and Contingencies” for further discussion of contingencies of discontinued operations.
NOTE 4 — REVENUE FROM CONTRACTS WITH CUSTOMERS

    Our contract asset balances, primarily associated with customer documentation requirements, were $30.4 million, $30.6 million, and $33.1 million as of December 31, 2024, 2023, and 2022, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $0.4 million, $3.1 million, and $1.8 million as of December 31, 2024, 2023, and 2022, respectively, and vary based on the timing of invoicing and performance obligations being met. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. During the years ended December 31, 2024, 2023 and 2022, we recognized approximately $2.8 million, $1.8 million, and $0.6 million, respectively, of revenue deferred in unearned income as of the beginning of each period. This amount is included in products sales and services revenues in our consolidated statements of operations. During the years ended December 31, 2024, 2023, and 2022, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 17 - “Industry Segments and Geographic Information”. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Completion Fluids & Products
United States	$156,825	$147,843	$137,851
International	154,476	165,187	135,522
	$311,301	$313,030	$273,373
Water & Flowback Services
United States	$242,316	$269,819	$254,113
International	45,494	43,413	25,727
	$287,810	$313,232	$279,840
Total Revenue
United States	$399,141	$417,662	$391,964
International	199,970	208,600	161,249
	$599,111	$626,262	$553,213
NOTE 5 — INTANGIBLES

The components of intangible assets and their related accumulated amortization are as follows:

	December 31, 2024
	Gross Intangibles	Accumulated Amortization	Net Intangibles
	(In Thousands)
Customer relationships	$56,122	$(33,052)	$23,070
Trademarks and tradenames	4,561	(3,202)	1,359
Marketing rights	14,122	(14,010)	112
Other intangibles	5,539	(5,157)	382
Total intangibles	$80,344	$(55,421)	$24,923

	December 31, 2023
	Gross Intangibles	Accumulated Amortization	Net Intangibles
	(In Thousands)
Customer relationships	$56,122	$(30,191)	$25,931
Trademarks and tradenames	4,581	(2,826)	1,755
Marketing rights	14,265	(13,421)	844
Other intangibles	5,673	(5,071)	602
Total intangibles	$80,641	$(51,509)	$29,132

NOTE 6 — IMPAIRMENTS AND OTHER CHARGES

Impairments of Inventory and Long-Lived Assets

During 2024, we recorded a $0.1 million impairment of our corporate office lease. During 2023, we recorded a $2.1 million impairment of a facility lease in Scotland within our Completion Fluids & Products Division and we recorded a $0.8 million impairment of our corporate office lease. The fair values were estimated based on the discounted cash flows from our lease and sublease agreements (a Level 3 fair value measurement) in accordance with the fair value hierarchy.

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
NOTE 7 – INVENTORIES

    Components of inventories are as follows:

	December 31,
	2024	2023
	(In Thousands)
Finished goods	$90,919	$79,769
Raw materials	1,599	8,329
Parts and supplies	7,297	6,868
Work in progress	1,882	1,570
Total inventories	$101,697	$96,536

Finished goods inventories include newly manufactured CBFs as well as used brines that are repurchased from certain customers for recycling.
NOTE 8 — LEASES

Operating and Finance Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. We have finance leases for certain facility storage tanks and equipment rentals. Our leases have remaining lease terms ranging from 1 to 10 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. The office space, warehouse space, operating location leases, and machinery and equipment leases generally require us to pay all maintenance and insurance costs.

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

Components of lease expense, included in either cost of revenues or general and administrative expense based on the use of the underlying asset, are as follows (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less):

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Operating lease expense	$13,030	$13,053	$12,603
Short-term lease expense	50,521	46,566	39,890
Finance lease cost:
Amortization of right-of-use assets	2,062	232	177
Interest on finance leases	385	112	135
Total lease expense	$65,998	$59,963	$52,805

Supplemental cash flow information:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$13,292	$13,293	$12,889
Operating cash flows - finance leases	$373	$112	$135
Financing cash flows - finance leases	$1,438	$1,695	$1,302

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,422	$10,058	$5,524
Finance leases	$6,575	$2,555	$3,261

Supplemental balance sheet information:

	December 31, 2024	December 31, 2023
	(In Thousands)
Operating leases:
Operating lease right-of-use assets	$29,797	$31,915

Operating lease liabilities, current portion	8,861	9,101
Operating lease liabilities	25,041	27,538
Total operating lease liabilities	$33,902	$36,639

Finance leases:
Finance lease right-of-use assets	$6,495	$2,494

Finance lease liabilities, current portion	4,582	828
Finance lease liabilities	3,211	1,828
Total finance lease liabilities	$7,793	$2,656

Additional operating lease information:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	4.6 years	5.0 years
Finance leases	1.9 years	2.5 years

Weighted average discount rate:
Operating leases	9.8%	9.7%
Finance leases	6.4%	9.3%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating and finance leases with terms in excess of one year consist of the following at December 31, 2024:

	Operating Leases	Finance Leases
	(In Thousands)
2025	$11,633	$4,941
2026	10,353	2,857
2027	8,987	357
2028	3,212	105
2029	2,204	15
Thereafter	5,779	—
Total lease payments	42,168	8,275
Less imputed interest	(8,266)	(482)
Total lease liabilities	$33,902	$7,793

Sales Lease and Sublease Agreements

During the year ended December 31, 2024, in connection with the settlement of a revenue contract by our Water & Flowback Services Division, we entered into an arrangement with a customer including an embedded sales-type lease. Pursuant to this contract settlement, we recognized $7.4 million of revenues included in product sales revenues and including $4.1 million of revenues from the embedded lease. We also recognized $3.0 million of cost, included cost of product sales in our consolidated statements of operations during the year ended December 31, 2024. As of December 31, 2024, current lease receivables of $1.4 million and long-term lease receivables of $2.2 million are included in trade accounts receivable and other assets, respectively, in our consolidated balance sheets.
The Company has subleases for a portion of its corporate headquarters facility and a facility in Europe. The leases and subleases are considered operating leases. For the years ended December 31, 2024, 2023, and 2022, we recognized sublease income of $1.2 million, $1.2 million, and $1.4 million, respectively.
Future minimum payments under the embedded sales lease and non-cancelable facility subleases were as follows at December 31, 2024:

	Sales Lease	Sublease Payments
	(In Thousands)
2025	$1,378	$1,650
2026	2,187	1,452
2027	—	1,410
2028	—	909
2029	—	909
Thereafter	—	3,185
Total payments	$3,565	$9,515
NOTE 9 — INVESTMENTS

Our investments as of December 31, 2024 and 2023, consist of the following:

	December 31,
	2024	2023
	(In Thousands)
Investment in Kodiak(1)	$18,393	$8,538
Investment in Standard Lithium	1,168	1,616
Other investments	8,598	7,200
Total investments	$28,159	$17,354
(1)        Kodiak acquired CSI Compressco on April 1, 2024.

We retained an interest in our former subsidiary, CSI Compressco LP (“CSI Compressco’), which was acquired by Kodiak Gas Services, Inc. (NYSE: KGS) (“Kodiak”) on April 1, 2024, and we received shares of Kodiak in exchange for our common units in CSI Compressco in connection with such acquisition. We sold our Kodiak shares in January 2025. See Note 18 - “Subsequent Event” for further information.

In addition, we are party to agreements whereby Standard Lithium has the right to explore for, and an option to acquire the rights to produce and extract, lithium in our Arkansas leases and other additional potential resources in the Mojave region of California. The Company receives stock of Standard Lithium under the terms of the arrangements.

We also hold investments in convertible notes, common units and preferred units issued by two privately-held companies. These convertible notes, common units and preferred units are not publicly traded and may not be offered, sold, transferred or pledged until such common units are registered pursuant to an effective registration statement or pursuant to an exemption from registration. Our exposure to potential losses is limited to our investments, including capitalized and accrued interest associated with the convertible notes.

See Note 14 - “Fair Value Measurements” for further information.
NOTE 10 — LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt consists of the following:

		December 31,
	Scheduled Maturity	2024	2023
		(In Thousands)
Term credit agreement(1)	January 1, 2030	$179,696	$157,505
Total long-term debt		$179,696	$157,505

(1)        Net of unamortized discount of $5.0 million and $2.2 million as of December 31, 2024 and 2023, respectively, and net of                 unamortized deferred financing costs of $5.3 million and $3.3 million as of December 31, 2024 and 2023, respectively.

Scheduled maturities for the next five years and thereafter are as follows, not considering annual prepayment offers required by our Term Credit Agreement described below:

December 31, 2024
(In Thousands)
2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	190,000
Total maturities	$190,000

Term Credit Agreement

    On January 12, 2024, the Company entered into a definitive agreement for a $265.0 million credit facility, consisting of a $190.0 million funded term loan and a $75.0 million delayed-draw term loan (collectively the “Term Credit Agreement”) that refinanced the Company’s prior credit facility outstanding as of December 31, 2023 and provided capital to advance the Company’s proposed Arkansas bromine processing project. Pricing on the Term Credit Agreement is the secured overnight financing rate (“SOFR”) plus 5.75%. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.50% per annum. The interest rate per annum on borrowings under the Term Credit Agreement is 10.23% as of December 31, 2024 and the maturity date of the Term Credit Agreement is January 1, 2030. The Company used the net proceeds to repay in full the balance of its prior credit facility, with approximately $15.2 million of additional cash, net of discounts and transaction expenses. In connection with the Term Credit Agreement, we incurred approximately $5.7 million of fees which were deferred and will be amortized over the term of the Term Credit Agreement. As a result of termination of the prior credit facility, a loss of $5.5 million was recognized during the three-month period ended March 31, 2024 primarily for unamortized deferred financing costs.

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

Our Term Credit Agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report beginning with the financial statements for the year ending December 31, 2024. We are not required to offer to prepay any of our Term Credit Agreement based on our Leverage Ratio as of December 31, 2024.

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

Asset-Based Credit Agreement

On May 13, 2024, we entered into an amendment (the “ABL Amendment”) to the Asset-Based Lending agreement dated as of September 10, 2018 (as amended, the “ABL Credit Agreement”). In connection with the ABL Amendment, Bank of America, N.A. became successor administrative agent to JPMorgan Chase Bank, N.A. Furthermore, approximately $0.9 million of fees were incurred in connection with the ABL Amendment, which were deferred and will be amortized over the term of the ABL Credit Agreement.

As of December 31, 2024, our ABL Credit Agreement provides, with certain restrictions, for a senior secured revolving credit facility of up to $100.0 million with a $25.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, and a swingline loan sublimit of $11.5 million. The ABL Credit Agreement matures on May 13, 2029.

As of December 31, 2024, we had no borrowings outstanding and $0.2 million letters of credit or guarantees under our ABL Credit Agreement. Deferred financing costs of $1.0 million and $0.6 million as of December 31, 2024 and 2023, respectively, were classified as other long-term assets on the accompanying consolidated balance sheet as there was no outstanding balance on our ABL Credit Agreement. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $65.7 million under this agreement.

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

Swedish Credit Facility

In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden and Finland (“Swedish Credit Facility”). As of December 31, 2024, we had no balance outstanding and availability of approximately $4.5 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expired on December 31, 2024 and has been renewed by the Company through December 31, 2025. Any balance outstanding under the Swedish Credit Facility is included in accrued liabilities and other in our consolidated balance sheet.

Finland Credit Agreement

In January 2022, the Company entered into an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of December 31, 2024, we had $1.4 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement has been renewed by the Company through December 31, 2025.

Covenants

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of December 31, 2024, we were in compliance with all covenants under the credit agreements.
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

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of December 31, 2024, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $72.6 million, including $33.0 million for the year ending December 31, 2025, $22.1 million for the year ending December 31, 2026, $15.3 million for the year ending December 31, 2027, and

$2.2 million for the year ending December 31, 2028. Amounts purchased under these agreements for each of the years ended December 31, 2024, 2023, and 2022, was $56.3 million, $46.9 million, and $29.7 million, respectively.

As of December 31, 2024, our Water & Flowback Services division had an obligation to purchase equipment for approximately $3.8 million during the year ending December 31, 2025. The division purchased $1.6 million of equipment under this agreement during the year ended December 31, 2024.

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

In addition, Maritech and certain other interest owners have received decommissioning orders from BSEE and could receive additional decommissioning orders in the future. Such decommissioning orders received by Maritech and other interest owners relate to asset retirement obligations for certain properties in the Gulf of America. From time to time, we also receive demand notices from third parties related to certain corporate guarantees or other arrangements covering such decommissioning liabilities. While the ultimate outcome of such matters cannot be predicted at this time, if Maritech or other interest owners default, BSEE or third parties may seek to enforce certain corporate guarantees or third party indemnity agreements against us for a portion of such decommissioning obligations, which may be significant. On February 13, 2025, Arena Energy, LLC filed a complaint in U.S. District Court for the Southern District of Texas seeking indemnification from us and Maritech for decommissioning costs related to a Maritech oil and gas platform in the Gulf of America. We are evaluating the allegations included in the complaint and intend to vigorously defend against the claims brought by Arena Energy, LLC but are presently unable to predict the duration, scope or result of this proceeding.

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

With respect to certain properties in the Gulf of America, we have been advised that the cost of the decommissioning work to plug and abandon certain wells is projected to be significantly higher than the approximately $10.7 million bond supporting the liability, which was put in place by Maritech and other interest owners based on earlier cost estimates. We have also been advised more recently that Maritech’s prior working interest with respect those plugging and abandonment (“P&A”) costs are expected to exceed its share of the bond. In September 2024, P&A operations commenced pursuant to a cost sharing agreement among certain parties for decommissioning certain properties in the Gulf of America. While Maritech is not a party to this cost sharing agreement, a predecessor of Maritech has advised us that it expects to seek reimbursement from us for the portion of decommissioning costs it has contractually agreed to pay pursuant to the terms of the cost sharing agreement. While the ultimate outcome of this matter cannot be predicted, we could potentially be liable for an estimated amount in the range of $5.8 million to $19.4 million, depending on the outcome of negotiations and whether other partners or property owners in the chain of title fulfill their respective obligations under their agreements. Additionally, we understand that in connection with the P&A operations being performed, Maritech and the other named obligees have made a demand on the related bond. We have made efforts to protect Maritech’s proportionate share of the bond proceeds (approximately $3.9 million), including demanding that the surety segregate or ensure that Maritech’s share is applied solely to satisfy its proportionate share of the decommissioning costs. We accrued a liability of $5.8 million related to this obligation during the year ended December 31, 2024.

In early 2018, we also closed the sale of our Offshore Division to Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC). Part of the consideration we received was a promissory note of Epic Companies in the original principal amount of $7.5 million (the “Epic Promissory Note”). At the end of August 2019, Epic Companies filed for bankruptcy and we recorded a reserve of $7.5 million for the full amount of the promissory note, including accrued interest, and certain other receivables in the amount of $1.5 million during the quarter ended September 30, 2019. The Epic Promissory Note became due on December 31, 2019 and neither Epic nor the Clarkes made payment. TETRA filed a lawsuit against the Clarkes on January 15, 2020 for breach of the promissory note guaranty agreement. In September 2020, the court granted TETRA’s Motion for Summary Judgment and entered Final Judgment in our favor, dismissing counterclaims by the Clarkes and awarding TETRA $7.9 million in damages. The Clarkes appealed the Final Judgment, and the court of appeals affirmed. Since obtaining the Final Judgment, TETRA has undertaken efforts to collect the judgment in Texas, Utah, Nevada, Massachusetts, and Georgia. TETRA continues to work on identifying potential Orinoco assets and/or engage with the Clarkes to resolve this dispute. During the year ended December 31, 2024, we received a $0.5 million settlement, which is included in other (income), net in our consolidated statement of operations. We cannot provide any assurance the Clarkes will pay the judgment or that they will not file for bankruptcy protection. If the Clarkes do file for bankruptcy protection, we likely would be unable to collect all, or even a significant portion of, the judgment owed to us.
NOTE 12 — CAPITAL STOCK

Our Restated Certificate of Incorporation, as amended during 2017, authorizes us to issue 250,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2024, we had 131,812,406 shares of common stock outstanding and no shares of preferred stock outstanding. We had 3,138,675 shares held in treasury as of December 31, 2024, 2023, and 2022. The voting, dividend, and liquidation rights of the holders of common stock are subject to the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. There is no cumulative voting. Dividends may be declared and paid on common stock as determined by our Board of Directors, subject to any preferential dividend rights of any then outstanding preferred stock.

A summary of the activity of our common shares outstanding and treasury shares held for the three-year period ending December 31, 2024, is as follows:

Common Shares Outstanding	Year Ended December 31,
	2024	2023	2022
At beginning of period	130,079,173	128,662,300	126,937,163
Grants of restricted stock, net	1,732,233	1,210,996	1,644,728
Exercise of common stock options, net	1,000	205,877	80,409
At end of period	131,812,406	130,079,173	128,662,300
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
NOTE 13 — EQUITY-BASED COMPENSATION AND OTHER

Equity-Based Compensation

We have various equity incentive compensation plans that provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, and directors. Stock options are exercisable for periods of up to ten years. Compensation cost for all share-based payments is based on the grant date fair value and is recognized in earnings over the requisite service period. Total equity-based compensation expense before tax attributed to equity incentive compensation plans for the three years ended December 31, 2024, 2023, and 2022, was $6.6 million, $10.6 million, and $6.9 million, respectively, and is included in general and administrative expense.

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

    In May 2018, our stockholders approved the adoption of the TETRA Technologies, Inc. 2018 Equity Incentive Plan (“2018 Equity Plan”) and the TETRA Technologies, Inc. 2018 Non-Employee Director Equity Incentive Plan (“2018 Director Plan”). In May 2021, our stockholders approved the First Amended and Restated 2018 Equity Incentive Plan (the “Amended 2018 Equity Plan”), which amended the 2018 Equity Plan and terminated the 2018 Director Plan. Pursuant to the Amended 2018 Equity Plan, we are authorized to grant up to 16,365,000 shares in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares, other stock-based awards and cash-based awards to employees and non-employee directors.

Stock Options

We did not grant any stock options during the years ended December 31, 2024, 2023, and 2022. We have stock options outstanding for awards granted prior to 2022. The following is a summary of stock option activity for the year ended December 31, 2024:

	Shares Under Option	Weighted Average Option Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In Thousands)			(In Thousands)
Outstanding at January 1, 2024	2,116	$6.26
Options canceled	(36)	$5.80
Options exercised	(1)	$3.87
Options expired	(250)	$11.16
Outstanding at December 31, 2024	1,829	$5.61	1.7 years	$—
Expected to vest at December 31, 2024	1,829	$5.61	1.7 years	$—
Exercisable at December 31, 2024	1,829	$5.61	1.7 years	$—

Intrinsic value is the difference between the market value of our stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the year ended December 31, 2024, was nominal. There were approximately 1,000, 206,000, and 80,000 options exercised during the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024, total unrecognized compensation cost related to unvested stock options is not significant.

Restricted Stock

    Restricted stock awards and restricted stock units are periodically granted to key employees, including grants for employment inducements, as well as to members of our Board of Directors. These awards historically have provided for vesting periods of up to three years. Non-employee director grants vest in full before the first anniversary of the grant. Upon vesting of restricted stock awards, shares are issued to award recipients. Restricted stock units may be settled in cash or shares at vest, as determined by the Compensation Committee or the Non-Executive Award Committee, as applicable. The following is a summary of activity for our outstanding restricted stock for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested restricted stock outstanding at December 31, 2023	3,790	$3.41
Granted	2,536	$4.00
Vested	(2,542)	$3.31
Canceled/Forfeited	(185)	$3.78
Non-vested restricted stock outstanding at December 31, 2024	3,599	$3.88

Total compensation cost recognized for restricted stock was $6.6 million, $10.6 million, and $4.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. These amounts include a nominal amount, $5.0 million and $2.4 million for the years ended December 31, 2024, 2023, and 2022, respectively, for the portion of awards under short-term incentive plans and long-term incentive plans that were or are expected to be settled with restricted stock awards. Total unrecognized compensation cost at December 31, 2024, related to unvested restricted stock awards, is approximately $8.1 million which is expected to be recognized over a weighted-average remaining amortization period of 1.6 years. During the years ended December 31, 2024, 2023, and 2022, the total fair value of shares vested was $8.4 million, $4.7 million, and $5.5 million, respectively.

At December 31, 2024, net of options previously exercised pursuant to our various equity compensation plans, we have a maximum of 3,458,158 shares of common stock issuable pursuant to awards previously granted and outstanding and awards authorized to be granted in the future.

401(k) Plan

We have a 401(k) retirement plan (the “Plan”) that covers substantially all employees and entitles them to contribute up to 70% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. We match 50% of each employee’s contribution up to 8%. Participants will be 100% vested in employer match contributions after 3 years of service. In addition, we can make discretionary contributions which are allocable to participants in accordance with the Plan. Total expense related to our 401(k) plan was $2.8 million, $2.7 million, and $2.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Deferred Compensation Plan

We provide our officers, directors, and certain key employees with the opportunity to participate in an unfunded, deferred compensation program. There were 6 participants in the program at December 31, 2024. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain our sole property, and we use a portion of the proceeds to purchase life insurance policies on the lives of certain of the participants. The insurance policies, which also remain our sole property, are payable to us upon the death of the insured. We separately contract with the participant to pay to the participant the amount of deferred compensation, as adjusted for gains or losses, invested in participant-selected investment funds. Participants may elect to receive deferrals and earnings at termination, death, or at a specified future date while still employed. Distributions while employed must be at least three years after the deferral election. The program is not qualified under Section 401 of the Internal Revenue Code. At December 31, 2024, the amounts payable under the plan approximated the value of the corresponding assets we owned.

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

Financial Instruments

Investments

We retained an interest in CSI Compressco, which was acquired by Kodiak on April 1, 2024, and we received shares of Kodiak in exchange for our common units in CSI Compressco in connection with such acquisition. We sold our Kodiak shares in January 2025. See Note 18 - “Subsequent Event” for further information. The Company received stock of Standard Lithium under the terms of its arrangements.

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

We also hold investments in convertible notes, common units and preferred units issued by two privately-held companies. Our investment in certain preferred units were recorded based on observable market-based inputs for preferred units issued to several investors during August through October 2024 (Level 2 fair value measurement). Our investment in convertible notes, common units and certain preferred units are recorded in our consolidated financial statements based on internal valuations with assistance from a third-party valuation specialist (Level 3 fair value measurement). The valuations are impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings. One of the convertible notes includes an option to convert the note into equity interests. The change in the fair value of the embedded option, as well as the preferred units and common units, are included in other (income) expense, net in our consolidated statements of operations. The change in the fair value of the convertible note, excluding the embedded option, is included in other comprehensive income (loss) in our consolidated statements of comprehensive income.

The change in our investments for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended December 31, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Investment balance at beginning of period	$10,154	$—	$7,200	$17,354
Purchase of investments	—	1,000	21	1,021
Reclassification between Level 2 and Level 3 fair value	—	350	(350)	—
Unrealized gain on equity securities	9,407	38	1,130	10,575
Unrealized loss on embedded option	—	—	(1,971)	(1,971)
Unrealized gain on convertible note, excluding embedded option	—	—	1,180	1,180
Investment balance at end of period	$19,561	$1,388	$7,210	$28,159

	Year Ended December 31, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(In Thousands)
Investment balance at beginning of period	$8,147	$6,139	$14,286
Purchase of investments	—	350	350
Unrealized gain on equity securities	2,007	—	2,007
Unrealized loss on embedded option	—	(16)	(16)
Unrealized gain on convertible note, excluding embedded option	—	727	727
Investment balance at end of period	$10,154	$7,200	$17,354

	Year Ended December 31, 2022
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(In Thousands)
Investment balance at beginning of period	$6,233	$5,000	$11,233
Unrealized gain on equity securities	1,914	—	1,914
Unrealized gain on embedded option	—	1,211	1,211
Unrealized loss on convertible note, excluding embedded option	—	(72)	(72)
Investment balance at end of period	$8,147	$6,139	$14,286

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

We entered into, and we may in the future enter into, short-term foreign currency forward derivative contracts with third parties as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. The fair values of foreign currency derivative instruments are based on quoted market values (a Level 2 fair value measurement). We did not have foreign currency derivative instruments outstanding as of December 31, 2024 or 2023. During the years ended December 31, 2024, 2023, and 2022, we recognized zero, zero, and $0.4 million of net losses, respectively, reflected in other income, net, associated with our foreign currency derivative program.

A summary of significant recurring fair value measurements by valuation hierarchy as of December 31, 2024 and 2023, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investments in Kodiak(1)	$18,393	18,393	—	—
Investments in Standard Lithium	1,168	1,168	—	—
Other investments	8,598	—	1,388	7,210
Investments	$28,159
(1)        Kodiak acquired CSI Compressco on April 1, 2024.

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investments in CSI Compressco	$8,538	8,538	—	—
Investments in Standard Lithium	1,616	1,616	—	—
Other investments	7,200	—	—	7,200
Investments	$17,354

Impairments of Inventory and Long-Lived Assets

During 2024, we recorded a $0.1 million impairment of our corporate office lease. During 2023, we recorded a $2.1 million impairment of a facility lease in Scotland within our Completion Fluids & Products Division and we recorded a $0.8 million impairment of our corporate office lease. The fair values were estimated based on the discounted cash flows from our lease and sublease agreements (a Level 3 fair value measurement) in accordance with the fair value hierarchy.

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
NOTE 15 — INCOME TAXES

The income tax provision attributable to continuing operations for the years ended December 31, 2024, 2023, and 2022, consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Current
State	$348	$535	$130
Foreign	9,228	6,419	2,898
	9,576	6,954	3,028
Deferred
Federal	(94,799)	—	—
State	(2,751)	(41)	30
Foreign	3,096	(693)	507
	(94,454)	(734)	537
Total tax provision	$(84,878)	$6,220	$3,565

A reconciliation of the provision (benefit) for income taxes attributable to continuing operations, computed by applying the federal statutory rate to income (loss) before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Income tax provision computed at statutory federal income tax rates	$6,036	$6,657	$2,345
State income taxes, net of federal benefit	1,225	1,052	1,332
Nondeductible expenses	1,622	1,399	1,270
Impact of international operations	4,877	1,285	1,955
Valuation allowance	(97,871)	(3,693)	(2,980)
Other	(767)	(480)	(357)
Total tax provision (benefit)	$(84,878)	$6,220	$3,565

Income (loss) before taxes and discontinued operations includes the following components:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Domestic	$(9,130)	$8,315	$(4,609)
International	37,872	23,384	15,775
Total	$28,742	$31,699	$11,166

As of December 31, 2024 and 2023, we had no unrecognized tax benefits. We do not expect a significant change to the unrecognized tax benefits during the next twelve months.

We file tax returns in the U.S. and in various state, local, and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Earliest Open Tax Period
United States – Federal	2012
United States – State and Local	2005
Non-United States Jurisdictions	2013

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of our deferred tax assets. In determining the need for a valuation allowance on our deferred tax assets we placed greater weight on recent and objectively verifiable current information, as compared to more forward-looking information that is used in valuating other assets on the balance sheet. While we have considered taxable income in prior carryback years, future reversals of existing taxable temporary differences, future taxable income, and tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize our net deferred tax assets. Significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
	(In Thousands)
Net operating losses	$89,088	$94,964
Accruals	20,602	21,227
Depreciation and amortization for book in excess of tax expense	9,792	10,620
All other	13,353	10,585
Total deferred tax assets	132,835	137,396
Valuation allowance	(19,447)	(116,834)
Net deferred tax assets	$113,388	$20,562

Right of use assets	$9,092	$8,695
Depreciation and amortization for tax in excess of book expense	2,944	5,224
Revenue deferred for tax	2,660	—
Investments	1,570	2,886
All other	3,885	5,126
Total deferred tax liabilities	20,151	21,931
Net deferred tax assets (liabilities)	$93,237	$(1,369)

Deferred tax assets and liabilities are netted by jurisdiction in our consolidated balance sheets. Deferred tax assets and liabilities netted by jurisdiction as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
	(In Thousands)
Deferred tax assets	$98,149	$910
Deferred tax liabilities	(4,912)	(2,279)
Net deferred tax assets (liabilities)	$93,237	$(1,369)

As of December 31, 2024, a significant portion of our deferred tax assets were United States (federal and state) assets, which include net operating loss carryforwards, tax credit carryforwards as well as temporary differences between GAAP and tax basis that will result in future tax deductions in excess of book. Significant management judgment is required in determining the period in which a reversal of a valuation allowance should occur. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income among other items, in determining whether a full or partial release of its valuation allowance is required. During the years ended December 31, 2024, 2023, and 2022, we expect to utilize or have utilized approximately $19.3 million, $40.2 million and $37.3 million, respectively of federal net operating losses in the Unites States. During the year ended December 31, 2024, in part because we achieved three years of cumulative pretax income in the United States tax jurisdiction, after adjusting for permanent book and tax differences, which is a positive indication of our ability to generate sufficient future taxable income, we determined that there was sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes are realizable and, therefore, released the valuation allowance accordingly. For the year ended December 31, 2024, we recorded a net United States federal and state valuation allowance release of $97.5 million on the basis of our reassessment of the amount of its deferred tax assets that are more likely than not to be realized. Our accounting for deferred tax consequences represents the best estimate of those future events. The $97.4 million decrease in the valuation allowance during the year ended December 31, 2024 is primarily due to the recorded net United States federal and state valuation allowance release.

At December 31, 2024, we had deferred tax assets associated with federal, state, and foreign net operating loss carryforwards/carrybacks equal to approximately $72.4 million, $9.0 million, and $7.7 million, respectively. In those countries and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire at various dates from 2025 through 2043. Utilization of the net operating loss and credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.
NOTE 16 — NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Number of weighted average common shares outstanding	131,279	129,568	128,082
Assumed exercise of restricted stock units and stock options	952	1,675	1,696
Average diluted shares outstanding	132,231	131,243	129,778
NOTE 17 — INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

We manage our operations through two divisions: Completion Fluids & Products Division and Water & Flowback Services Division. Transfers between segments and geographic areas are priced at the estimated fair value of the products or services as negotiated between the operating units.

Summarized financial information concerning the business segments is as follows:

	Year Ended
	December 31, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(In Thousands)
Revenue	$311,301	$287,810	$—	$599,111
Cost of product sales and services	192,263	231,165	—	423,428
Depreciation, amortization, and accretion	9,733	25,631	357	35,721
Impairments and other charges	—	—	109	109
General and administrative expense	25,754	19,116	45,099	89,969
Interest (income) expense, net	(713)	64	23,114	22,465
Loss on debt extinguishment	—	—	5,535	5,535
Other (income) expense, net	1,369	1,134	(9,361)	(6,858)
Net income (loss) before taxes and discontinued operations	$82,895	$10,700	$(64,853)	$28,742

Capital expenditures	$36,961	$23,442	$277	$60,680

	December 31, 2024
Total assets	$290,788	$158,475	$155,932	$605,195

	Year Ended
	December 31, 2023
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(In Thousands)
Revenue	$313,030	$313,232	$—	$626,262
Cost of product sales and services	196,954	241,218	—	438,172
Depreciation, amortization, and accretion	9,053	24,876	400	34,329
Impairments and other charges	2,189	—	777	2,966
Insurance recoveries	(2,850)	—	—	(2,850)
Exploration and pre-development costs	12,119	—	—	12,119
General and administrative expense	28,003	19,452	49,135	96,590
Interest (income) expense, net	(646)	205	22,790	22,349
Other (income) expense, net	(10,106)	1,757	(763)	(9,112)
Net income (loss) before taxes and discontinued operations	$78,314	$25,724	$(72,339)	$31,699

Capital expenditures	$11,073	$26,571	$508	$38,152

	December 31, 2023
Total assets	$249,911	$166,325	$62,725	$478,961

	Year Ended
	December 31, 2022
	Completion Fluids & Products	Water & Flowback Services	Corporate	Eliminations	Total
	(In Thousands, Except Percents)
Revenue	$273,373	$279,840	$—	$—	$553,213
Cost of product sales and services	182,388	217,841	—	—	400,229
Depreciation, amortization, and accretion	7,455	24,683	692	(11)	32,819
Impairments and other charges	562	2,242	—	—	2,804
Insurance recoveries	(3,750)	—	—	—	(3,750)
Exploration and pre-development costs	6,635	—	—	—	6,635
General and administrative expense	25,246	21,619	45,077	—	91,942
Interest (income) expense, net	(1,346)	138	17,041	—	15,833
Other income, net	(1,183)	(2,415)	(867)	—	(4,465)
Net income (loss) before taxes and discontinued operations	$57,366	$15,732	$(61,943)	$11	$11,166

Capital expenditures	$9,426	$30,431	$199	$—	$40,056
Summarized financial information concerning the geographic areas of our customers and in which we operate at December 31, 2024, 2023, and 2022, is presented below:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Revenues from external customers
United States	$399,141	$417,663	$391,964
Europe	112,940	116,838	89,077
South America	56,574	57,700	30,560
Canada and Mexico	343	1,863	2,213
Africa	87	300	2,826
Middle East, Asia and other	30,026	31,898	36,573
Total revenues	$599,111	$626,262	$553,213

Our chief executive officer is considered the chief operating decision maker. We generally evaluate the performance of and allocate resources to our segments based on net income (loss) before taxes, return on investment and other criteria. Resources for each segment, including employees and financial or capital resources, are allocated predominantly through the annual budget as well as the annual and monthly forecasting process.

As of December 31, 2024 and 2023, no single customer represented more than 10% of our consolidated trade accounts receivables, net of allowance for credit losses. During each of the years ended December 31, 2024, 2023, and 2022, no single customer accounted for more than 10% of our consolidated revenues.

	December 31,
	2024	2023
	(In Thousands)
Identifiable assets
United States	$444,064	$318,501
Europe	79,312	85,948
South America	66,912	57,440
Canada and Mexico	679	800
Africa	3,175	3,386
Middle East, Asia and other	11,053	12,886
Total identifiable assets	$605,195	$478,961
NOTE 18 — SUBSEQUENT EVENTS

In January 2025, we sold our Kodiak shares for proceeds of $19.0 million, net of transaction and broker fees. We will record a net gain of $0.6 million from the sale of our Kodiak shares during the first quarter of 2025.

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no other events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.