Form 10-Q
period 2025-03-31
TETRA TECHNOLOGIES INC
filed 2025-04-29
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of April 28, 2025, there were 133,072,970 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product sales	$88,169	$73,337
Services	68,971	77,635
Total revenues	157,140	150,972
Cost of revenues:
Cost of product sales	49,765	45,406
Cost of services	54,800	65,708
Depreciation, amortization and accretion	9,151	8,756
Impairments and other charges	518	—
Total cost of revenues	114,234	119,870
Gross profit	42,906	31,102
General and administrative expense	24,134	22,298
Interest expense, net	4,724	5,952
Loss on debt extinguishment	—	5,535
Other (income) expense, net	8,962	(3,978)
Net income before taxes	5,086	1,295
Provision for income taxes	1,037	380
Net income attributable to TETRA stockholders	$4,049	$915
Basic net income per common share:
Net income attributable to TETRA stockholders	$0.03	$0.01
Weighted average basic shares outstanding	132,350	130,453
Diluted net income per common share:
Net income attributable to TETRA stockholders	$0.03	$0.01
Weighted average diluted shares outstanding	133,757	132,123

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$4,049	$915
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2025 and 2024	3,876	(1,634)
Reclassification of non-cash cumulative foreign currency translation adjustment loss to net income from dissolution of Canadian subsidiary	9,516	—
Unrealized gain on investment	281	237
Comprehensive income (loss) attributable to TETRA stockholders	$17,722	$(482)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,000	$36,987
Restricted cash	50	221
Trade accounts receivable, net of allowances of $537 in 2025 and $626 in 2024	120,902	104,813
Inventories	106,486	101,697
Prepaid expenses and other current assets	22,616	25,910
Total current assets	291,054	269,628
Property, plant and equipment:
Land and building	24,671	24,475
Machinery and equipment	327,680	323,044
Automobiles and trucks	10,540	10,325
Chemical plants	72,198	69,815
Construction in progress	41,423	34,910
Total property, plant and equipment	476,512	462,569
Less accumulated depreciation	(327,237)	(320,409)
Net property, plant and equipment	149,275	142,160
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $56,745 in 2025 and $55,421 in 2024	24,072	24,923
Deferred tax assets, net	97,181	98,149
Operating lease right-of-use assets	30,584	29,797
Investments	9,686	28,159
Other assets	12,233	12,379
Total other assets	173,756	193,407
Total assets	$614,085	$605,195

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$41,042	$43,103
Compensation and employee benefits	19,594	23,022
Operating lease liabilities, current portion	9,325	8,861
Accrued taxes	10,695	12,493
Accrued liabilities and other	27,886	30,040
Current liabilities associated with discontinued operations	5,830	5,830
Total current liabilities	114,372	123,349
Long-term debt, net	180,095	179,696
Operating lease liabilities	25,291	25,041
Asset retirement obligations	15,082	14,786
Deferred income taxes	3,849	4,912
Other liabilities	3,653	4,104
Total long-term liabilities	227,970	228,539
Commitments and contingencies (Note 6)
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at March 31, 2025 and December 31, 2024; 136,207,612 shares issued at March 31, 2025 and 134,951,081 shares issued at December 31, 2024	1,362	1,350
Additional paid-in capital	493,424	492,722
Treasury stock, at cost; 3,138,675 shares held at March 31, 2025 and December 31, 2024	(19,957)	(19,957)
Accumulated other comprehensive loss	(37,449)	(51,122)
Retained deficit	(164,376)	(168,425)
Total TETRA stockholders’ equity	273,004	254,568
Noncontrolling interests	(1,261)	(1,261)
Total equity	271,743	253,307
Total liabilities and equity	$614,085	$605,195

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2024	$1,350	$492,722	$(19,957)	$(52,957)	$1,835	$(168,425)	$(1,261)	$253,307
Net income for first quarter 2025	—	—	—	—	—	4,049	—	4,049
Reclassification of non-cash cumulative foreign currency translation adjustment loss to net income from dissolution of Canadian subsidiary	—	—	—	9,516	—	—	—	9,516
Translation adjustment, net of taxes of $0	—	—	—	3,876	—	—	—	3,876
Other comprehensive income	—	—	—	—	281	—	—	281
Comprehensive income								17,722
Equity-based compensation	—	1,860	—	—	—	—	—	1,860
Other	12	(1,158)	—	—	—	—	—	(1,146)
Balance at March 31, 2025	$1,362	$493,424	$(19,957)	$(39,565)	$2,116	$(164,376)	$(1,261)	$271,743

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2023	$1,332	$489,156	$(19,957)	$(45,886)	$655	$(276,709)	$(1,257)	$147,334
Net income for first quarter 2024	—	—	—	—	—	915	—	915
Translation adjustment, net of taxes of $0	—	—	—	(1,634)	—	—	—	(1,634)
Other comprehensive income	—	—	—	—	237	—	—	237
Comprehensive loss								(482)
Equity-based compensation	—	1,623	—	—	—	—	—	1,623
Other	11	(2,339)	—	—	—	—	—	(2,328)
Balance at March 31, 2024	$1,343	$488,440	$(19,957)	$(47,520)	$892	$(275,794)	$(1,257)	$146,147

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$4,049	$915
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	9,151	8,755
Impairments and other charges	518	—
Gain on investments	(257)	(2,795)
Equity-based compensation expense	1,860	1,623
Recovery of credit losses	(85)	(115)
Amortization and expense of financing costs	495	380
Loss on debt extinguishment	—	5,535
Gain on sale of assets	(113)	(29)
Non-cash cumulative foreign currency translation adjustment loss from dissolution of Canadian subsidiary	9,516	—
Other non-cash credits	(128)	(553)
Changes in operating assets and liabilities:
Accounts receivable	(15,584)	(19,605)
Inventories	(2,663)	1,542
Prepaid expenses and other current assets	6,158	(3,918)
Trade accounts payable and accrued expenses	(9,277)	(5,577)
Other	295	26
Net cash provided by (used in) operating activities	3,935	(13,816)
Investing activities:
Purchases of property, plant and equipment, net	(17,956)	(15,827)
Proceeds from sale of investments	19,011	—
Proceeds from sale of property, plant and equipment	182	251
Other investing activities	108	(172)
Net cash provided by (used in) investing activities	1,345	(15,748)
Financing activities:
Proceeds from credit agreements and long-term debt	96	184,456
Principal payments on credit agreements and long-term debt	(96)	(163,215)
Payments on financing lease obligations	(931)	(277)
Debt issuance costs	—	(5,277)
Shares withheld for taxes on equity-based compensation	(1,158)	(2,339)
Net cash provided by (used in) financing activities	(2,089)	13,348
Effect of exchange rate changes on cash	651	(330)
Increase (decrease) in cash and cash equivalents	3,842	(16,546)
Cash, cash equivalents and restricted cash at beginning of period	37,208	52,485
Cash, cash equivalents and restricted cash at end of period	$41,050	$35,939

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$41,000	$35,939
Restricted cash at end of period	50	—
Total cash, cash equivalents and restricted cash at end of period shown in the consolidated statements of cash flows	$41,050	$35,939

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended March 31, 2025 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2025.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (“SEC”) and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2024 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025 (the “2024 Annual Report”).

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2024 included in our 2024 Annual Report. Other than reporting restricted cash as described below, there have been no significant changes in our accounting policies or the application thereof during the first quarter of 2025.

Out-of-Period Correction

During the three months ended March 31, 2025, we recorded an adjustment to our deferred tax liability related to a correction to our 2024 tax provision. This adjustment increased income tax benefit by $1.2 million and increased net income per share attributable to TETRA stockholders by $0.01 in the consolidated statement of operations for the three months ended March 31, 2025. The Company assessed the impact of this out-of-period adjustment and concluded that it was not material to the financial statements previously issued for any interim or annual period, and the adjustment during the quarter ended March 31, 2025 is not expected to be material to the annual financial statements for 2025.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve-month period. In connection with the May 2024 amendment to our ABL Credit Agreement, our former administrative agent required us to collateralize our outstanding letters of credit until the letters of credit expired in March 2025. Restricted cash as of March 31, 2025 consists of less than $0.1 million held in escrow in connection with our Arkansas development.

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

Mineral Resources Arrangement

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. In June 2023, we entered into a memorandum of understanding (“MOU”) with Saltwerx LLC (“Saltwerx”), an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to the Evergreen Unit, and potential bromine and lithium production from brine produced from the unit. We completed an initial preliminary economic assessment in early 2023 for the extraction of the brine and for a bromine processing plant. On January 8, 2024, we announced the completion of a technical resources report for the Evergreen Unit in Arkansas. During the three months ended March 31, 2025 and March 31, 2024, we capitalized approximately $11.2 million and $4.1 million, respectively, of costs associated with the development of our properties in Arkansas.

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, the Brazilian real as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada and Brazil, respectively. The United States dollar is the designated functional currency for most of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) losses are included in other (income) expense, net and totaled $8.8 million and $(0.2) million during the three months ended March 31, 2025 and March 31, 2024, respectively. Foreign currency exchange losses during the three months ended March 31, 2025 include recognition of a $9.5 million cumulative foreign currency translation adjustment loss, which was reclassified from accumulated other comprehensive loss due to the dissolution of our former subsidiary in Canada during the three months ended March 31, 2025.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Interest paid	$4,999	$5,406
Income taxes paid	$3,360	$433

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued capital expenditures	$5,292	$7,131

New Accounting Pronouncements

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
NOTE 2 – REVENUE

Revenue from Contracts with Customers

Our contract asset balances, primarily associated with contractual invoicing milestones and/or customer documentation requirements, were $26.3 million and $30.4 million as of March 31, 2025 and December 31, 2024, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $0.6 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively, and vary based on the timing of invoicing and performance obligations being met. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. We recognized approximately $0.1 million and $0.1 million during the three months ended

March 31, 2025 and March 31, 2024, respectively, deferred in unearned income as of the beginning of the period. During the three months ended March 31, 2025 and March 31, 2024, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 9 - “Industry Segments.” In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Completion Fluids & Products
United States	$61,144	$41,437
International	31,874	35,845
	93,018	77,282
Water & Flowback Services
United States	55,878	64,711
International	8,244	8,979
	64,122	73,690
Total Revenue
United States	117,022	106,148
International	40,118	44,824
	$157,140	$150,972
NOTE 3 – INVENTORIES

Components of inventories as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Finished goods	$89,804	$90,919
Raw materials	7,023	1,599
Parts and supplies	7,681	7,297
Work in progress	1,978	1,882
Total inventories	$106,486	$101,697

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.
NOTE 4 – INVESTMENTS

Our investments as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Investment in Kodiak	$—	$18,393
Investment in Standard Lithium	1,016	1,168
Other investments	8,670	8,598
Total Investments	$9,686	$28,159

In January 2025, we sold our Kodiak Gas Services, Inc. (NYSE: KGS) (“Kodiak”) shares for proceeds of $19.0 million, net of transaction and broker fees. During the three months ended March 31, 2025, we recorded a net gain of $0.6 million from the sale of our Kodiak shares.

In addition, we are party to agreements whereby Standard Lithium has the right to explore for, and an option to acquire the rights to produce and extract, lithium in our Arkansas leases and other additional potential resources in the Mojave region of California. The Company received stock of Standard Lithium under the terms of the arrangements.

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

See Note 7 - “Fair Value Measurements” for further information.
NOTE 5 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of March 31, 2025 and December 31, 2024 consists of the following:

	Scheduled Maturity	March 31, 2025	December 31, 2024

		(in thousands)
Term Credit Agreement(1)	January 1, 2030	$180,095	$179,696
Total long-term debt		$180,095	$179,696
(1) Net of unamortized discount of $4.8 million and $5.0 million as of March 31, 2025 and December 31, 2024, respectively, and net of unamortized deferred financing costs of $5.1 million and $5.3 million as of March 31, 2025 and December 31, 2024, respectively.

Term Credit Agreement

Pricing on the Term Credit Agreement is the secured overnight financing rate (“SOFR”) plus 5.75%. The interest rate per annum on borrowings under the Term Credit Agreement is 10.17% as of March 31, 2025 and the maturity date of the Term Credit Agreement is January 1, 2030. The Term Credit Agreement includes a $75 million delayed-draw term loan available until January 12, 2026 to provide capital to advance our Arkansas bromine processing project. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum.

The Term Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the Company and certain of its subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, engaging in mergers and other fundamental changes, the making of investments, entering into transactions with affiliates, the payment of dividends and other restricted payments, the prepayment of other indebtedness and the sale of assets. The Term Credit Agreement also requires the Company to maintain a Leverage Ratio (as defined in the Term Credit Agreement) of not more than 4.0 to 1.0 as of the end of each fiscal quarter and Liquidity (as defined in the Term Credit Agreement) of not less than $50.0 million at all times.

All obligations under the Term Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest on substantially all of the property of the Company and its domestic subsidiaries, subject to the lien priorities set forth in the intercreditor agreement with the agent under our ABL Credit Agreement..

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

ABL Credit Agreement

As of March 31, 2025, we had no borrowings outstanding and $0.2 million letters of credit or guarantees under our ABL Credit Agreement. Deferred financing costs of $1.0 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively, were classified as other long-term assets on the accompanying consolidated balance sheet as there was no outstanding balance on our ABL Credit Agreement. As of March 31, 2025, our ABL Credit Agreement provides, with certain restrictions, for a senior secured revolving credit facility of up to $100.0 million with a $25.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, and a swingline loan sublimit of $11.5 million. The ABL Credit Agreement matures on May 13, 2029. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $87.1 million under this agreement.

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

Swedish Credit Facility

In January 2022, the Company entered into a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of March 31, 2025, we had no balance outstanding and availability of approximately $5.0 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2025 and the Company intends to renew it annually.

Finland Credit Agreement

In January 2022, the Company also entered into an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of March 31, 2025, there were $1.5 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2026 and the Company intends to renew it annually.

Covenants

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of March 31, 2025, we are in compliance with all covenants under the credit agreements.

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

There have been no material developments in our legal proceedings during the quarter ended March 31, 2025. For additional discussion of our legal proceedings, please see our 2024 Annual Report.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of March 31, 2025, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $55.9 million, including $17.4 million for the remainder of 2025, $22.2 million in 2026, $15.4 million in 2027, and $0.9 million in 2028. As of March 31, 2025, our Water & Flowback Services division had an obligation to purchase equipment for approximately $4.0 million during the year ending December 31, 2025. As of March 31, 2025, we also have commitments of $23.8 million related to long-lead power infrastructure for our Completion Fluids & Products Division’s proposed bromine plant in Arkansas, including $10.3 million due during the remainder of 2025 and $13.5 million due over five years beginning after electric service is available.

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

The payment obligations of Orinoco under the Bonding Agreement were guaranteed by Thomas M. Clarke and Ana M. Clarke pursuant to a separate guaranty agreement (the “Clarke Bonding Guaranty Agreement”). Orinoco has not delivered the Replacement Bonds and neither it nor the Clarkes has made any of the agreed upon cash escrow payments. We filed a lawsuit against Orinoco and the Clarkes to enforce the terms of the Bonding

Agreement and the Clarke Bonding Guaranty Agreement. The trial court initially granted summary judgment in favor of Orinoco and the Clarkes, dismissing our claims against Orinoco under the Bonding Agreement and against the Clarkes under the Clarke Bonding Guaranty Agreement. We filed an appeal with the trial court requesting a new trial on the summary judgment or modification of the judgment. On November 5, 2019, the trial court signed an order granting our motion for a new trial and vacating the prior summary judgment order. The parties are awaiting direction from the court on a new scheduling order and/or trial setting. The Initial Bonds, which are non-revocable, remain in effect.

In addition, Maritech and certain other interest owners have received decommissioning orders from BSEE and could receive additional decommissioning orders in the future. Such decommissioning orders received by Maritech and other interest owners relate to asset retirement obligations for certain properties in the Gulf of America. From time to time, we also receive demand notices from third parties related to certain corporate guarantees or other arrangements covering such decommissioning liabilities. While the ultimate outcome of such matters cannot be predicted at this time, if Maritech or other interest owners default, BSEE or third parties may seek to enforce certain corporate guarantees or third party indemnity agreements against us for a portion of such decommissioning obligations, which may be significant. On February 13, 2025, Arena Energy, LLC filed a complaint in U.S. District Court for the Southern District of Texas seeking indemnification from us and Maritech for decommissioning costs related to a Maritech oil and gas platform in the Gulf of America. We intend to vigorously defend against the claims brought by Arena Energy, LLC but we are presently unable to predict the duration, scope or result of this proceeding.

If we become liable in the future for any decommissioning liability associated with any property covered by either an Initial Bond or Replacement Bond while such bonds are outstanding and any payment made to us under such bond is insufficient to satisfy such liability, the Bonding Agreement provides that Orinoco will pay us an amount equal to such deficiency. If Orinoco fails to pay any such amount, such amount must be paid by the Clarkes under the Clarke Bonding Guaranty Agreement. Our financial condition and results of operations may be negatively affected if we become liable for a significant portion of the decommissioning liabilities and Orinoco or the Clarkes are unable to cover any such deficiency.

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
NOTE 7 – FAIR VALUE MEASUREMENTS

Financial Instruments

Investments

Our investments in Kodiak and Standard Lithium are recorded in investments on our consolidated balance sheets based on the quoted market stock price (Level 1 fair value measurements). The stock component of consideration received from Standard Lithium is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Changes in the value of stock are recorded in other (income) expense, net in our consolidated statements of operations.

We also hold investments in convertible notes, common units, and preferred units issued by two privately-held companies. Our investment in certain preferred units were recorded based on observable market-based inputs for preferred units issued to several investors during August through October 2024 (Level 2 fair value measurement). Our investment in convertible notes, common units, and certain preferred units are recorded in our consolidated financial statements based on internal valuations with assistance from a third-party valuation specialist (Level 3 fair value measurement). The valuations are impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings. One of the convertible notes includes an option to convert the note into equity interests. The change in the fair value of the embedded option, as well as the preferred units and common units, are included in other (income) expense, net in our consolidated statements of operations. The change in the fair value of the convertible note, excluding the embedded option, is included in other comprehensive income (loss) in our consolidated statements of comprehensive income.

The change in our investments for the three-month periods ended March 31, 2025 and March 31, 2024 are as follows:

	Three Months Ended March 31, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$19,561	$1,388	$7,210	$28,159
Sale of investments	(19,011)	—	—	(19,011)
Reclassification between Level 2 and Level 3 fair value	—	(1,388)	1,388	—
Unrealized gain on equity securities	466	—	—	466
Unrealized loss on embedded option	—	—	(209)	(209)
Unrealized gain on convertible note, excluding embedded option	—	—	281	281
Investment balance at end of period	$1,016	$—	$8,670	$9,686

	Three Months Ended March 31, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$10,154	$7,200	$17,354
Unrealized gain on equity securities	2,994	—	2,994
Unrealized loss on embedded option	—	(199)	(199)
Unrealized gain on convertible note, excluding embedded option	—	237	237
Investment balance at end of period	$13,148	$7,238	$20,386

Recurring fair value measurements by valuation hierarchy as of March 31, 2025 and December 31, 2024 are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Description	March 31, 2025	(Level 1)	(Level 3)
	(in thousands)
Investment in Standard Lithium	$1,016	$1,016	$—
Other investments	8,670	—	8,670
Total investments	$9,686

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in Kodiak	$18,393	$18,393	$—	$—
Investment in Standard Lithium	1,168	1,168	—	—
Other investments	8,598	—	1,388	7,210
Investments	$28,159

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
NOTE 8 – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Number of weighted average common shares outstanding	132,350	130,453
Assumed vesting of equity awards	1,407	1,670
Average diluted shares outstanding	133,757	132,123

NOTE 9 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Division and Water & Flowback Services Division.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended
	March 31, 2025
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$93,018	$64,122	$—	$157,140
Cost of product sales and services	54,315	50,250	—	104,565
Depreciation, amortization and accretion	2,177	6,880	94	9,151
Impairments and other charges	—	518	—	518
General and administrative expense	6,683	5,735	11,716	24,134
Interest (income) expense, net	(115)	(7)	4,846	4,724
Other (income) expense, net	(719)	9,634	47	8,962
Net income (loss) before taxes	$30,677	$(8,888)	$(16,703)	$5,086

Capital expenditures	$13,843	$4,064	$49	$17,956

	March 31, 2025
Total assets	$318,848	$162,365	$132,872	$614,085

	Three Months Ended
	March 31, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$77,282	$73,690	$—	$150,972
Cost of product sales and services	48,464	62,650	—	111,114
Depreciation, amortization and accretion	2,387	6,288	81	8,756
General and administrative expense	6,693	4,503	11,102	22,298
Interest (income) expense, net	(269)	76	6,145	5,952
Loss on debt extinguishment	—	—	5,535	5,535
Other (income) expense, net	215	(548)	(3,645)	(3,978)
Net income (loss) before taxes	$19,792	$721	$(19,218)	$1,295

Capital expenditures	$7,705	$8,045	$77	$15,827

	December 31, 2024
Total assets	$290,788	$158,475	$155,932	$605,195

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2025 (“2024 Annual Report”). This discussion includes forward-looking statements that involve certain risks and uncertainties.
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

Consolidated revenue for the first three months of 2025 of $157.1 million increased compared to the prior year due to strong results from our Completion Fluids & Products Division, which offset expected weaker United States onshore activity in our Water & Flowback Services Division.

Completion Fluids & Products Division revenues for the first three months of 2025 increased compared to both the last three months of 2024 and the first three months of 2024, led by deepwater Gulf of America as we completed the first of the three scheduled CS Neptune wells and made significant progress on the second well. TETRA CS Neptune fluids projects are historically higher revenue and margin projects. The Completion Fluids & Products division also benefited from an early start to the seasonally strong calcium chloride business in Northern Europe in the first quarter, for which we expect to continue to benefit through the second quarter. We also expect to begin the multi-year deep water completion fluids contract in Brazil during the second quarter.

Our Water & Flowback Services revenues decreased slightly compared to the last three months of 2024 and decreased 13.0% compared to the first three months of 2024, reflecting weaker onshore activity in the United States, as well as lower service revenues following the sale of early production facilities in Latin America in 2024. Water & Flowback Services gross profit margins were relatively flat despite much lower customer activity levels as our cost control actions and continued focused on automation contributed to stable margins in a weaker environment.

We remain committed to pursuing low-carbon energy initiatives that leverage our completion fluids and aqueous chemistry core competencies, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. In August 2024, we published a definitive feasibility study and updated our technical resources report with respect to bromine from our Evergreen Brine Unit. We have ongoing negotiations with various bromine providers for bridging supply agreements that, if and when finalized, will give us flexibility on the timing of a plant start-up, allowing us to accumulate additional cash from our existing base business. These initiatives are expected to provide us the bromine supply volumes necessary for the growing deepwater market plus the growing long-duration battery requirements, while deferring investments in Arkansas or scaling up our bromine production at lower levels than previously anticipated. If and when the bridging supply agreement is finalized, we will announce our revised Arkansas investment and timing plans. We continue to advance our development efforts in Arkansas and anticipate this continue throughout the duration of 2025.

We are prioritizing our strategic initiatives on projects that can immediately impact our near-term results, focused on TETRA CS Neptune fluids in the Gulf of America, TETRA PureFlow+ electrolyte shipments and our recently announced TETRA Oasis Total Desalination Solution ("TDS"), an end-to-end water treatment and desalination solution for re-use and mineral extraction applications for produced water from oil and gas wells. We are commencing a pilot project that is expected to begin in the first half of 2025 and includes a rangeland grass growth study in a greenhouse using TDS processed water.

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

Three months ended March 31, 2025 compared with three months ended December 31, 2024.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2025	2024
	(in thousands, except percentages)
Revenues	$157,140	$134,504	$22,636	16.8%
Gross profit	42,906	31,135	11,771	37.8%
Gross profit as a percentage of revenue	27.3%	23.1%
General and administrative expense	24,134	23,128	1,006	4.3%
General and administrative expense as a percentage of revenue	15.4%	17.2%
Interest expense, net	4,724	5,232	(508)	(9.7)%
Other (income) expense, net	8,962	(4,617)	(13,579)	NM(1)
Income before taxes and discontinued operations	5,086	7,392	(2,306)	(31.2)%
Income before taxes and discontinued operations as a percentage of revenue	3.2%	5.5%
Provision (benefit) for income taxes	1,037	(94,841)	95,878	(101.1)%
Net income before discontinued operations	4,049	102,233	(98,184)	(96.0)%
Discontinued operations:
Income from discontinued operations, net of taxes	—	490	490	100.0%
Net income	4,049	102,723	(98,674)	(96.1)%
Loss attributable to noncontrolling interests	—	1	(1)	100.0%
Net income attributable to TETRA stockholders	$4,049	$102,724	$(98,675)	(96.1)%
 (1) Percent change is not meaningful

Consolidated revenues increased between the current and previous quarters primarily due to higher activity for the Completion Fluids & Products division, driven by increased pricing and volume sales in the Northern European industrial chemicals market. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit increased primarily due to stronger activity levels from the Completion Fluids & Products Division driven by the first CS Neptune well and an early start to the seasonal calcium chloride business in Northern Europe. See Divisional Comparisons section below for additional discussion.

Consolidated interest expense, net decreased compared to the prior quarter primarily due to an increase in the interest expense capitalized for our Arkansas development. Consolidated other (income) expense, net, changed compared to the prior quarter primarily due to a $7.8 million increase in foreign exchange losses, including recognition of $9.5 million cumulative currency translation adjustment loss associated with the dissolution of a former subsidiary in Canada, partially offset by increased foreign exchange gains in Brazil. Consolidated other (income) expense, net also includes a $4.8 million net decrease in unrealized gains on investments.

Consolidated provision for income tax was $1.0 million expense during the current quarter, compared to $94.8 million benefit during the prior quarter. The change in our tax provision compared to the prior quarter tax benefit was primarily due to the reversal of the valuation allowance related to our United States deferred tax assets (federal and state) during the prior quarter. Our consolidated effective tax rate for the three months ended March 31, 2025 was 20.4%, which approximates our statutory tax rate in the United States.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2025	2024
	(in thousands, except percentages)
Revenues	$93,018	$68,869	$24,149	35.1%
Gross profit	36,526	24,852	11,674	47.0%
Gross profit as a percentage of revenue	39.3%	36.1%
General and administrative expense	6,683	6,016	667	11.1%
General and administrative expense as a percentage of revenue	7.2%	8.7%
Interest (income) expense, net	(115)	633	748	(118.2)%
Other (income) expense, net	(719)	871	(1,590)	(182.5)%
Net income before taxes and discontinued operations	$30,677	$17,332	$13,345	77.0%
Net income before taxes and discontinued operations as a percentage of revenue	33.0%	25.2%

Revenues for our Completion Fluids & Products Division increased driven by completion of the first of the three scheduled CS Neptune wells. We also benefited from an early start to the seasonally strong calcium chloride business in Northern Europe.

Gross profit for our Completion Fluids & Products Division increased compared to the prior quarter primarily due to the increase in revenues mentioned above. Profit margins improved as CS Neptune fluids generate higher margins than other projects. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Completion Fluids & Products Division general and administrative expense increased $0.7 million, primarily due to a $0.3 million increase in compensation expense including short-term incentive compensation and a $0.3 million increase in professional services fees.

Other expense, net increased primarily due to a $1.7 million increase in foreign exchange gain, primarily in Brazil.

Water & Flowback Services Division

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2025	2024
	(in thousands, except percentages)
Revenues	$64,122	$65,635	$(1,513)	(2.3)%
Gross profit	6,474	6,382	92	1.4%
Gross profit as a percentage of revenue	10.1%	9.7%
General and administrative expense	5,735	4,583	1,152	25.1%
General and administrative expense as a percentage of revenue	8.9%	7.0%
Interest income, net	(7)	(75)	68	(90.7)%
Other (income) expense, net	9,634	(275)	9,909	NM(1)
Net income (loss) before taxes and discontinued operations	$(8,888)	$2,149	$(11,037)	(513.6)%
Net income (loss) before taxes and discontinued operations as a percentage of revenue	(13.9)%	3.3%
 (1) Percent change is not meaningful

Revenues for our Water & Flowback Services Division declined slightly compared to the prior quarter, primarily due to lower overall customer activity in the North America onshore business.

Gross profit for our Water & Flowback Services Division remained comparable to the previous quarter as our cost control actions and continued focused on automation contributed to stable margins in a weaker environment.

The Water & Flowback Services Division net loss before taxes and discontinued operations this quarter compared to a gain from the previous quarter is primarily due to recognition of a $9.5 million cumulative currency translation adjustment loss associated with the dissolution of a former subsidiary in Canada and a $1.2 million increase in general and administrative expense due to an increase in compensation expense.

Corporate Overhead

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2025	2024
	(in thousands, except percentages)
Depreciation and amortization	$94	$99	$(5)	(5.1)%
General and administrative expense	11,716	12,529	(813)	(6.5)%
Interest expense, net	4,846	4,674	172	3.7%
Other (income) expense, net	47	(5,213)	(5,260)	NM(1)
Net loss before taxes and discontinued operations	$(16,703)	$(12,089)	$4,614	38.2%
 (1) Percent change is not meaningful

Corporate overhead net loss before taxes and discontinued operations increased compared to the prior quarter is primarily due to a $4.7 million decrease in unrealized gains related to unit price changes of our investment in Kodiak, which we sold in January 2025. Kodiak acquired CSI Compressco LP (“CSI Compressco”) in April 2024.
Three months ended March 31, 2025 compared with three months ended March 31, 2024.
Consolidated Comparisons

	Three Months Ended
	March 31,		Period to Period Change
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenues	$157,140	$150,972	$6,168	4.1%
Gross profit	42,906	31,102	11,804	38.0%
Gross profit as a percentage of revenue	27.3%	20.6%
General and administrative expense	24,134	22,298	1,836	8.2%
General and administrative expense as a percentage of revenue	15.4%	14.8%
Interest expense, net	4,724	5,952	(1,228)	(20.6)%
Loss on debt extinguishment	—	5,535	(5,535)	100.0%
Other (income) expense, net	8,962	(3,978)	(12,940)	(325.3)%
Net income before taxes	5,086	1,295	3,791	292.7%
Net income before taxes as a percentage of revenue	3.2%	0.9%
Provision for income taxes	1,037	380	657	172.9%
Net income attributable to TETRA stockholders	$4,049	$915	$3,134	342.5%
 (1) Percent change is not meaningful

Consolidated revenues increased compared to the prior year due to stronger activity from our Completion Fluids & Products Division partially offset by lower revenues from our Water & Flowback Services Division. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit increased in the current year primarily due to strong margins from our Completion Fluids & Products and stable margins from our Water & Flowback Services Divisions.

Consolidated general and administrative expenses increased compared to the prior year due to higher professional services and other expenses.

Interest expense, net decreased $1.2 million due to an increase in the interest expense capitalized for our Arkansas development as well as lower interest rates on our Term Credit Agreement.

Consolidated loss on debt extinguishment decreased $5.5 million from non-cash unamortized finance costs expensed in connection with the repayment of our prior Term Credit Agreement in January 2024.

Consolidated other expense, net, changed compared to the prior year primarily due to a $9.0 million increase in foreign exchange loss, including recognition of the cumulative currency translation adjustment loss associated with the dissolution of a former subsidiary in Canada, and a $2.5 million decrease in net unrealized gain on investments.

Consolidated provision for income taxes was $1.0 million expense during the current year, compared to $0.4 million expense during the prior year. Our consolidated effective tax rate for the current year is 20.4%, compared to 29.3% during the prior year. Our effective tax rate for the current year approximates our statutory tax rate in the United States.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended
	March 31,		Period to Period Change
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenues	$93,018	$77,282	$15,736	20.4%
Gross profit	36,526	26,431	10,095	38.2%
Gross profit as a percentage of revenue	39.3%	34.2%
General and administrative expense	6,683	6,693	(10)	(0.1)%
General and administrative expense as a percentage of revenue	7.2%	8.7%
Interest income, net	(115)	(269)	(154)	(57.2)%
Other (income) expense, net	(719)	215	934	NM(1)
Net income before taxes	$30,677	$19,792	$10,885	55.0%
Net income before taxes as a percentage of revenue	33.0%	25.6%
 (1) Percent change is not meaningful

Revenues for our Completion Fluids & Products Division increased primarily due to completion of the first of the three scheduled CS Neptune wells. We also benefited from an early start to the seasonally strong calcium chloride business in Northern Europe.

Gross profit for our Completion Fluids & Products Division increased compared to the prior year due to higher revenues. Profit margins improved as CS Neptune fluids generate higher margins than other projects. Our profitability in future periods will continue to be affected by the timing of and the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Net income before taxes for our Completion Fluids & Products Division increased compared to the prior year driven by higher gross profit. Other (income) expense, net improved, primarily from an $0.8 million increase in foreign exchange gains, primarily in Brazil.

Water & Flowback Services Division

	Three Months Ended
	March 31,		Period to Period Change
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenues	$64,122	$73,690	$(9,568)	(13.0)%
Gross profit	6,474	4,752	1,722	36.2%
Gross profit as a percentage of revenue	10.1%	6.4%
General and administrative expense	5,735	4,503	1,232	27.4%
General and administrative expense as a percentage of revenue	8.9%	6.1%
Interest (income) expense, net	(7)	76	(83)	(109.2)%
Other (income) expense, net	9,634	(548)	(10,182)	NM(1)
Net income (loss) before taxes	$(8,888)	$721	$(9,609)	(1,332.7)%
Net income (loss) before taxes as a percentage of revenue	(13.9)%	1.0%
 (1) Percent change is not meaningful

Revenues for our Water & Flowback Services Division decreased primarily from lower United States drilling and completion activity.

Gross profit for our Water & Flowback Services Division increased slightly from the prior year despite the decrease in revenues primarily due to continuous efforts to increase margins through streamlining operations and automation.

Net income (loss) before taxes for our Water & Flowback Services Division decreased primarily due to recognition of the $9.5 million cumulative currency translation adjustment loss associated with the dissolution of a former subsidiary in Canada, as well as a $1.2 million increase in general and administrative expense due to higher compensation expense.

Corporate Overhead

	Three Months Ended
	March 31,		Period to Period Change
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$94	$81	$13	16.0%
General and administrative expense	11,716	11,102	614	5.5%
Interest expense, net	4,846	6,145	(1,299)	(21.1)%
Loss on debt extinguishment	—	5,535	(5,535)	100.0%
Other (income) expense, net	47	(3,645)	(3,692)	(101.3)%
Net loss before taxes	$(16,703)	$(19,218)	$(2,515)	(13.1)%

Corporate overhead net loss before taxes decreased primarily due to a $5.5 million loss associated with the early extinguishment of our prior term credit agreement in January 2024 and a $3.0 million decrease in unrealized gains related to share price changes of our investment in Kodiak and a $1.3 million decrease in interest expense, net due to an increase in the interest expense capitalized for our Arkansas development as well as lower interest rates on our Term Credit Agreement, partially offset by a $0.6 million increase in general and administrative expenses primarily from an increase in professional services.
Non-GAAP Financial Measures

We use U.S. GAAP financial measures such as revenues, gross profit, income (loss) before taxes and discontinued operations, and net cash provided by operating activities, as well as certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures for our business.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before taxes and discontinued operations, excluding impairments, certain special, non-recurring or other charges (or credits), including loss on debt extinguishment, interest, depreciation and amortization and certain non-cash items such as equity-based compensation expense and foreign currency translation adjustments not associated with current operations. The most directly comparable GAAP financial measure is net income (loss) before taxes and discontinued operations. Adjustments to long-term incentives represent adjustments to valuation of long-term cash incentive compensation awards that are related to prior years. These costs are excluded from Adjusted EBITDA because they did not relate to the periods presented and are considered to be outside of normal operations. Long-term incentives are earned over a three-year period and the costs are recorded over the three-year period they are earned. The amounts accrued or incurred are based on a cumulative of the three-year period. Equity-based compensation expense represents compensation that has been or will be paid in equity and is excluded from Adjusted EBITDA because it is a non-cash item.

Adjusted EBITDA is used by management as a supplemental financial measure to assess financial performance, without regard to charges or credits that are considered by management to be outside of its normal operations and without regard to financing methods, capital structure or historical cost basis, and to assess the Company’s ability to incur and service debt and fund capital expenditures.

The following tables reconcile net income (loss) before taxes and discontinued operations to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31, 2025
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Corporate Other	Total
	(in thousands, except percentages)
Revenue	$93,018	$64,122	$—	$—	$157,140
Net income (loss) before taxes	30,677	(8,888)	(11,716)	(4,987)	5,086
Cost of product sales and services adjustment	477	—	—	—	477
Impairments and other charges	—	518	—	—	518
Former CEO stock appreciation right credit	—	—	(151)	—	(151)
Transactions, restructuring and other expenses	—	302	784	—	1,086
Non-cash cumulative foreign currency translation adjustment loss from dissolution of Canadian subsidiary	—	9,516	—	—	9,516
Interest (income) expense, net	(115)	(7)	—	4,846	4,724
Depreciation, amortization and accretion	2,177	6,880	—	94	9,151
Equity-based compensation expense	—	—	1,860	—	1,860
Adjusted EBITDA	$33,216	$8,321	$(9,223)	$(47)	$32,267

Adjusted EBITDA as % of revenue	35.7%	13.0%			20.5%

	Three Months Ended
	December 31, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Corporate Other	Total
	(in thousands, except percentages)
Revenue	$68,869	$65,635	$—	$—	$134,504
Net income (loss) before taxes and discontinued operations	17,331	2,149	(12,529)	441	7,392
Cost of product sales and services adjustment	(1,776)	—	—	—	(1,776)
Former CEO stock appreciation right expense	—	—	103	—	103
Transaction, restructuring and other expenses	56	146	650	—	852
Interest (income) expense, net	633	(75)	—	4,674	5,232
Depreciation, amortization and accretion	2,569	6,686	—	99	9,354
Equity-based compensation expense	—	—	1,668	—	1,668
Adjusted EBITDA	$18,813	$8,906	$(10,108)	$5,214	$22,825

Adjusted EBITDA as % of revenue	27.3%	13.6%			17.0%

	Three Months Ended
	March 31, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Corporate Other	Total
	(in thousands, except percentages)
Revenue	$77,282	$73,690	$—	$—	$150,972
Net income (loss) before taxes	19,792	721	(11,101)	(8,117)	1,295
Former CEO stock appreciation right credit	—	—	(186)	—	(186)
Transaction, restructuring and other (income) expenses	(159)	—	24	—	(135)
Loss on debt extinguishment	—	—	—	5,535	5,535
Interest (income) expense, net	(269)	76	—	6,145	5,952
Depreciation, amortization and accretion	2,387	6,288	—	81	8,756
Equity-based compensation expense		—	1,623	—	1,623
Adjusted EBITDA	$21,751	$7,085	$(9,640)	$3,644	$22,840

Adjusted EBITDA as % of revenue	28.1%	9.6%			15.1%

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
Liquidity and Capital Resources

We believe that our capital structure allows us to meet our financial obligations on both a short-term and long-term basis. Our liquidity at the end of the first quarter was $208.1 million. Liquidity is defined as unrestricted cash plus availability of $75 million under the delayed draw from our Term Credit Agreement and availability under our credit agreements. Information about the terms and covenants of our debt agreements can be found in Note 5 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating activities	$3,935	$(13,816)
Investing activities	$1,345	$(15,748)
Financing activities	$(2,089)	$13,348

Operating Activities

Consolidated cash flows provided by operating activities increased compared to the first three months of 2024 primarily due to an increase in gross profit and working capital changes.

Investing Activities

Total cash capital expenditures during the first three months of 2025 were $18.0 million, which reflects increased expenditures for advancement of our Arkansas brine resource development and additions to accommodate industry-wide activity. Our Completion Fluids & Products Division spent $13.8 million on capital expenditures, including $11.2 million for our Arkansas brine resource development. Our Water & Flowback Services Division spent $4.1 million on capital expenditures to maintain, automate and upgrade its water management and flowback equipment fleet.

Investing activities during the first three months of 2025 also included $19.0 million of proceeds from the sale of our Kodiak shares, net of broker commissions and fees.

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. Additional information on these resources is described in Part I, “Item 2. Properties” in our 2024 Annual Report. The extraction of lithium and bromine from these brine leases will likely require a significant amount of time and capital, which are subject to further analysis and consideration. In August 2024, we published a definitive feasibility study and updated our technical resources report with respect to bromine from our Evergreen Brine Unit. We have ongoing negotiations with various bromine providers for bridging supply agreements that, if and when finalized, will give us flexibility on the timing of a plant start-up, allowing us to accumulate additional cash from our existing base business operations. These initiatives are expected to provide us the bromine supply volumes necessary for the growing deepwater market plus the growing long-duration battery storage requirements, while deferring investments in Arkansas or scaling up our bromine production at lower levels than previously anticipated. If and when the bridging supply agreement is finalized, we will announce our revised Arkansas investment and timing plans.

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

Financing Activities

Our financing activities for the first three months of 2025 include $0.9 million of capital lease payments associated with equipment leased primarily for the early production facilities in Argentina and equipment leases in the United States. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

For additional information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Other Sources and Uses of Cash

In addition to our credit facilities, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of March 31, 2025, the market value of our investment in Standard Lithium was $1.0 million, with no holding restrictions on our ability to monetize our interests.

In addition, we are party to agreements in which Standard Lithium has the right to explore for, and an option to acquire the right to produce and extract lithium in our Arkansas leases as well as additional potential resources, in the Mojave region of California. Standard Lithium exercised its option with respect to our Arkansas leases on October 6, 2023. TETRA is entitled to a 2.5% royalty on gross revenues from the lithium that Standard Lithium produces from the TETRA option acreage. In addition, TETRA maintains the rights to the bromine and other minerals extracted from the brine produced by Standard Lithium in their approved unit.

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

As of March 31, 2025, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
Critical Accounting Policies and Estimates

    There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our 2024 Annual Report. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Commitments and Contingencies

Litigation

For discussion of our legal proceedings, please see our 2024 Annual Report and Note 6 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Quarterly Report.

Long-Term Debt

For information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations and machinery and equipment, as well as a sales-type lease and subleases for certain facilities. We have finance leases for certain facility storage tanks and equipment rentals. Information about the terms of our lease agreements can be found in our 2024 Annual Report.

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

These forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable, but such forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: economic and operating conditions that are outside of our control, including the trading price of our common stock, and the supply, demand, and prices of oil and natural gas; the availability of adequate sources of capital to us; the effect of inflation on the cost of goods and services; the activity levels of our customers; our operational performance; actions taken by our customers, suppliers, competitors and third-party operators; the availability of raw materials and labor at reasonable prices; risks related to acquisitions and our growth strategy; restrictions under our debt agreements and the consequences of any failure to comply with debt covenants; the effect and results of litigation, commercial disputes, regulatory matters, settlements, audits, assessments, and contingencies; potential regulatory initiatives to restrict hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges; risks related to our foreign operations; risks related to our non-controlling equity investments; information and operational technology risks, including the risk of cyberattack; our health, safety and environmental performance; the effects of consolidation on our customers and competitors; global or national health concerns, including the outbreak of pandemics or epidemics such as the coronavirus (COVID-19); acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current conflict between Russia and Ukraine, the conflict in the Israel-Gaza region and continued hostilities in the Middle East, maritime piracy attacks; and statements regarding our beliefs, expectations, plans, goals, future events and performance and other statements that are not purely historical.

These statements include statements concerning the mineral resource and reserve estimates of lithium and bromine, the potential extraction of lithium, bromine and other minerals from our Evergreen Unit and other leased acreage, the ability to obtain local governmental and regulatory approvals, the development of the assets including construction of lithium and/or bromine extraction plants, the economic viability thereof, the demand for such resources, and the timing and cost of such activities, and the expected revenues including any royalties, profits and returns from such activities; the timing and success of our bromine production wells and the construction of our bromine processing facility and related engineering activities; the accuracy of our resources report, feasibility study and economic assessment regarding our lithium and bromine acreage; and the ability to obtain a resources report that moves the remaining portion of our bromine and lithium inferred resources to a higher resource or reserve category. With respect to our disclosures of measured, indicated and inferred mineral resources, including bromine and lithium carbonate equivalent concentrations, it is unclear whether they will ever be economically developed. Investors are cautioned that mineral resources do not have demonstrated economic value and further exploration may not result in the estimation of a mineral reserve. Further there are a number of uncertainties related to processing lithium, which is an inherently difficult process, including, for example, the development of the technology to do so successfully and economically. Therefore, investors are cautioned not to assume that all or any part of our resources can be economically or legally commercialized. In particular, investors are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. With respect to the Company’s disclosures of the MOU with Saltwerx, it is uncertain about the ability of the parties to successfully negotiate one or more definitive agreements, the future relationship between the parties, and the ability to successfully and economically produce lithium and bromine from the Evergreen Unit.

Management believes that these forward-looking statements are reasonable as and when made. However, investors are cautioned not to place undue reliance on any such forward-looking statements. Such statements speak only as of the date on which they are made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations, forecasts or projections. Factors which may cause actual results to differ materially from current expectations include, but are not limited to: changes in general economic conditions; opportunity risks, such as mineral extraction, demand therefor, or realizing industrial and other benefits expected from bromine processing; our ability to develop a bromine processing facility and risks inherent in the construction such facility; equipment supply, equipment defects and/or our ability to timely obtain equipment components; competition from existing or new competitors; risks associated with changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions, including legislative, regulatory and policy changes, such as unexpected changes in tariffs, trade barriers, price and exchange controls; and the other factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our 2024 Annual Report, and those described from time to time in our future reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. Borrowings under the Term Credit Agreement bear interest at a rate per annum of SOFR plus 5.75%. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum. Borrowings under our ABL Credit Agreement, if any, bear interest at an agreed-upon percentage rate spread above SOFR. Borrowings under our Swedish Credit Facility, if any, bear interest at fixed rates of 2.95%. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk. As of March 31, 2025, we had no borrowings outstanding under our ABL Credit Agreement or Swedish Credit Facility. The following table sets forth as of March 31, 2025, the principal amount due under our long-term debt obligations and the respective interest rate.

		Interest	March 31, 2025
	Scheduled Maturity	Rate
			(in thousands)
Term Credit Agreement	January 1, 2030	10.17%	$190,000
TETRA total debt			$190,000

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of March 31, 2025, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, the end of the period covered by this quarterly report.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

For information regarding litigation, see “Item 3. Legal Proceedings” in our 2024 Annual Report and
Note 6 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Quarterly Report.
Item 1A. Risk Factors.

As of the date of this filing, TETRA and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in our 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director or officer of TETRA adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
*    Filed with this report.
**    Furnished with this report.
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2025 and 2024; (ii) Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2025 and 2024; (iii) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (iv) Consolidated Statements of Equity for the three-month periods ended March 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements for the three months ended March 31, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	April 29, 2025	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	April 29, 2025	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer