Form 10-Q
period 2025-06-30
TETRA TECHNOLOGIES INC
filed 2025-07-29
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

As of July 28, 2025, there were 133,279,724 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales	$102,717	$96,622	$190,886	$169,959
Services	71,155	75,313	140,126	152,948
Total revenues	173,872	171,935	331,012	322,907
Cost of revenues:
Cost of product sales	57,323	61,078	107,088	106,484
Cost of services	59,023	58,830	113,823	124,538
Depreciation, amortization and accretion	9,189	8,774	18,340	17,530
Impairments and other charges	93	—	611	—
Total cost of revenues	125,628	128,682	239,862	248,552
Gross profit	48,244	43,253	91,150	74,355
General and administrative expense	25,259	22,137	49,393	44,435
Interest expense, net	4,194	6,185	8,918	12,137
Loss on debt extinguishment	—	—	—	5,535
Other (income) expense, net	(645)	2,452	8,317	(1,526)
Net income before taxes	19,436	12,479	24,522	13,774
Provision for income taxes	8,131	4,839	9,168	5,219
Net income	11,305	7,640	15,354	8,555
Loss attributable to noncontrolling interests	—	3	—	3
Net income attributable to TETRA stockholders	$11,305	$7,643	$15,354	$8,558
Basic net income per common share:
Net income attributable to TETRA stockholders	$0.08	$0.06	$0.12	$0.07
Weighted average basic shares outstanding	133,152	131,263	132,753	130,858
Diluted net income per common share:
Net income attributable to TETRA stockholders	$0.08	$0.06	$0.12	$0.06
Weighted average diluted shares outstanding	133,422	132,169	133,371	132,115

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$11,305	$7,640	$15,354	$8,555
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2025 and 2024	5,313	(1,959)	9,189	(3,593)
Reclassification of non-cash cumulative foreign currency translation adjustment loss to net income from dissolution of Canadian subsidiary	—	—	9,516	—
Unrealized gain (loss) on investment	(416)	(5)	(135)	232
Comprehensive income	16,202	5,676	33,924	5,194
Less: Comprehensive loss attributable to noncontrolling interests	—	3	—	3
Comprehensive income attributable to TETRA stockholders	$16,202	$5,679	$33,924	$5,197

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,749	$36,987
Restricted cash	52	221
Trade accounts receivable, net of allowances of $538 in 2025 and $626 in 2024	110,302	104,813
Inventories	108,537	101,697
Prepaid expenses and other current assets	23,993	25,910
Total current assets	311,633	269,628
Property, plant and equipment:
Land and building	24,930	24,475
Machinery and equipment	333,615	323,044
Automobiles and trucks	10,575	10,325
Chemical plants	75,530	69,815
Construction in progress	53,016	34,910
Total property, plant and equipment	497,666	462,569
Less accumulated depreciation	(335,281)	(320,409)
Net property, plant and equipment	162,385	142,160
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $58,514 in 2025 and $55,421 in 2024	23,235	24,923
Deferred tax assets, net	94,702	98,149
Operating lease right-of-use assets	32,394	29,797
Investments	8,971	28,159
Other assets	12,256	12,379
Total other assets	171,558	193,407
Total assets	$645,576	$605,195

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$52,145	$43,103
Compensation and employee benefits	19,942	23,022
Operating lease liabilities, current portion	10,730	8,861
Accrued taxes	12,782	12,493
Accrued liabilities and other	24,908	30,040
Current liabilities associated with discontinued operations	5,830	5,830
Total current liabilities	126,337	123,349
Long-term debt, net	180,504	179,696
Operating lease liabilities	25,687	25,041
Asset retirement obligations	15,286	14,786
Deferred income taxes	4,575	4,912
Other liabilities	3,569	4,104
Total long-term liabilities	229,621	228,539
Commitments and contingencies (Note 6)
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at June 30, 2025 and December 31, 2024; 136,418,399 shares issued at June 30, 2025 and 134,951,081 shares issued at December 31, 2024	1,364	1,350
Additional paid-in capital	495,095	492,722
Treasury stock, at cost; 3,138,675 shares held at June 30, 2025 and December 31, 2024	(19,957)	(19,957)
Accumulated other comprehensive loss	(32,552)	(51,122)
Retained deficit	(153,071)	(168,425)
Total TETRA stockholders’ equity	290,879	254,568
Noncontrolling interests	(1,261)	(1,261)
Total equity	289,618	253,307
Total liabilities and equity	$645,576	$605,195

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2024	$1,350	$492,722	$(19,957)	$(52,957)	$1,835	$(168,425)	$(1,261)	$253,307
Net income for first quarter 2025	—	—	—	—	—	4,049	—	4,049
Reclassification of non-cash cumulative foreign currency translation adjustment loss to net income from dissolution of Canadian subsidiary	—	—	—	9,516	—	—	—	9,516
Translation adjustment, net of taxes of $0	—	—	—	3,876	—	—	—	3,876
Other comprehensive income	—	—	—	—	281	—	—	281
Comprehensive income								17,722
Equity-based compensation	—	1,860	—	—	—	—	—	1,860
Other	12	(1,158)	—	—	—	—	—	(1,146)
Balance at March 31, 2025	$1,362	$493,424	$(19,957)	$(39,565)	$2,116	$(164,376)	$(1,261)	$271,743
Net income for second quarter 2025	—	—	—	—	—	11,305	—	11,305
Translation adjustment, net of taxes of $0	—	—	—	5,313	—	—	—	5,313
Other comprehensive loss	—	—	—	—	(416)	—	—	(416)
Comprehensive income								16,202
Equity-based compensation	—	1,747	—	—	—	—	—	1,747
Other	2	(76)	—	—	—	—	—	(74)
Balance at June 30, 2025	$1,364	$495,095	$(19,957)	$(34,252)	$1,700	$(153,071)	$(1,261)	$289,618

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2023	$1,332	$489,156	$(19,957)	$(45,886)	$655	$(276,709)	$(1,257)	$147,334
Net income for first quarter 2024	—	—	—	—	—	915	—	915
Translation adjustment, net of taxes of $0	—	—	—	(1,634)	—	—	—	(1,634)
Other comprehensive income	—	—	—	—	237	—	—	237
Comprehensive loss								(482)
Equity-based compensation	—	1,623	—	—	—	—	—	1,623
Other	11	(2,339)	—	—	—	—	—	(2,328)
Balance at March 31, 2024	$1,343	$488,440	$(19,957)	$(47,520)	$892	$(275,794)	$(1,257)	$146,147
Net income (loss) for second quarter 2024	—	—	—	—	—	7,643	(3)	7,640
Translation adjustment, net of taxes of $0	—	—	—	(1,959)	—	—	—	(1,959)
Other comprehensive loss	—	—	—	—	(5)	—	—	(5)
Comprehensive income								5,676
Equity-based compensation	—	1,800	—	—	—	—	—	1,800
Other	3	(48)	—	—	—	—	—	(45)
Balance at June 30, 2024	$1,346	$490,192	$(19,957)	$(49,479)	$887	$(268,151)	$(1,260)	$153,578

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$15,354	$8,555
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization and accretion	18,340	17,530
Impairments and other charges	611	—
(Gain) loss on investments	42	(2,841)
Equity-based compensation expense	3,607	3,423
Recovery of credit losses	(117)	(167)
Amortization and expense of financing costs	979	884
Loss on debt extinguishment	—	5,535
Gain on sale of assets	(136)	(67)
Non-cash cumulative foreign currency translation adjustment loss from dissolution of Canadian subsidiary	9,516	—
Provision for deferred income taxes	3,008	100
Other non-cash credits	(224)	(786)
Changes in operating assets and liabilities:
Accounts receivable	(4,495)	(23,625)
Inventories	(2,089)	11,995
Prepaid expenses and other current assets	4,662	(3,160)
Trade accounts payable and accrued expenses	1,756	(6,490)
Other	1,454	129
Net cash provided by operating activities	52,268	11,015
Investing activities:
Purchases of property, plant and equipment, net	(37,443)	(31,219)
Proceeds from sale of investments	19,011	—
Proceeds from sale of property, plant and equipment	247	372
Other investing activities	(90)	(194)
Net cash used in investing activities	(18,275)	(31,041)
Financing activities:
Proceeds from credit agreements and long-term debt	194	184,613
Principal payments on credit agreements and long-term debt	(194)	(163,372)
Payments on financing lease obligations	(2,070)	(640)
Debt issuance costs	—	(5,956)
Shares withheld for taxes on equity-based compensation	(1,234)	(2,387)
Other financing activities	(1,280)	(1,280)
Net cash provided by (used in) financing activities	(4,584)	10,978
Effect of exchange rate changes on cash	2,184	(685)
Increase (decrease) in cash and cash equivalents	31,593	(9,733)
Cash, cash equivalents and restricted cash at beginning of period	37,208	52,485
Cash, cash equivalents and restricted cash at end of period	$68,801	$42,752

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$68,749	$37,713
Restricted cash at end of period	52	5,039
Total cash, cash equivalents and restricted cash at end of period shown in the consolidated statements of cash flows	$68,801	$42,752

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended June 30, 2025 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2025.

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2024 included in our 2024 Annual Report. Other than reporting restricted cash as described below, there have been no significant changes in our accounting policies or the application thereof during the second quarter of 2025.

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

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve-month period. As of June 30, 2025, restricted cash consists of less than $0.1 million held in escrow in connection with our Arkansas development.

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

Mineral Resources Arrangement

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. In June 2023, we entered into a memorandum of understanding (“MOU”) with Saltwerx LLC (“Saltwerx”), an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to the Evergreen Unit, and potential bromine and lithium production from brine produced from the unit. We completed an initial preliminary economic assessment in early 2023 for the extraction of the brine and for a bromine processing plant. On January 8, 2024, we announced the completion of a technical resources report for the Evergreen Unit in Arkansas. We capitalized approximately $10.9 million and $22.0 million for the three and six months ended June 30, 2025, respectively, and $9.8 million and $13.9 million for the three and six months ended June 30, 2024, respectively, of costs associated with the development of our properties in Arkansas.

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, the Brazilian real as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada and Brazil, respectively. The United States dollar is the designated functional currency for most of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) losses are included in other (income) expense, net and totaled $(0.8) million and $8.1 million during the three and six months ended June 30, 2025, respectively, and $2.5 million and $2.4 million during the three and six months ended June 30, 2024, respectively. Foreign currency exchange (gains) losses during the six months ended June 30, 2025 include recognition of a $9.5 million cumulative foreign currency translation adjustment loss, which was reclassified from accumulated other comprehensive loss due to the dissolution of our former subsidiary in Canada during the three months ended March 31, 2025.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Interest paid	$10,046	$10,830
Income taxes paid	$6,189	$2,991

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued capital expenditures	$4,050	$7,131

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
NOTE 2 – REVENUE

Revenue from Contracts with Customers

Our contract asset balances, primarily associated with contractual invoicing milestones and/or customer documentation requirements, were $22.3 million and $30.4 million as of June 30, 2025 and December 31, 2024, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $0.7 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively, and vary based on the timing of invoicing and performance obligations being met. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. We recognized approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2025, respectively, and $2.0 million and $1.0 million of revenue during the three and six months ended June 30,

2024, respectively, deferred in unearned income as of the beginning of the period. During the six months ended June 30, 2025 and June 30, 2024, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 9 - “Industry Segments.” In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Completion Fluids & Products
United States	$56,342	$41,560	$117,485	$82,996
International	53,103	58,459	84,977	94,305
	109,445	100,019	202,462	177,301
Water & Flowback Services
United States	54,909	60,765	110,788	125,476
International	9,518	11,151	17,762	20,130
	64,427	71,916	128,550	145,606
Total Revenue
United States	111,251	102,325	228,273	208,472
International	62,621	69,610	102,739	114,435
	$173,872	$171,935	$331,012	$322,907
NOTE 3 – INVENTORIES

Components of inventories as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Finished goods	$91,066	$90,919
Raw materials	5,375	1,599
Parts and supplies	9,955	7,297
Work in progress	2,141	1,882
Total inventories	$108,537	$101,697

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.
NOTE 4 – INVESTMENTS

Our investments as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Investment in Kodiak	$—	$18,393
Investment in Standard Lithium	1,568	1,168
Other investments	7,403	8,598
Total Investments	$8,971	$28,159

In January 2025, we sold our Kodiak Gas Services, Inc. (NYSE: KGS) (“Kodiak”) shares for proceeds of $19.0 million, net of transaction and broker fees. During the six months ended June 30, 2025, we recorded a net gain of $0.6 million from the sale of our Kodiak shares.

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

See Note 7 - “Fair Value Measurements” for further information.
NOTE 5 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of June 30, 2025 and December 31, 2024 consists of the following:

	Scheduled Maturity	June 30, 2025	December 31, 2024

		(in thousands)
Term Credit Agreement(1)	January 1, 2030	$180,504	$179,696
Total long-term debt		$180,504	$179,696
(1) Net of unamortized discount of $4.6 million and $5.0 million as of June 30, 2025 and December 31, 2024, respectively, and net of unamortized deferred financing costs of $4.9 million and $5.3 million as of June 30, 2025 and December 31, 2024, respectively.

Term Credit Agreement

Pricing on the Term Credit Agreement is the secured overnight financing rate (“SOFR”) plus 5.75%. The interest rate per annum on borrowings under the Term Credit Agreement is 10.17% as of June 30, 2025 and the maturity date of the Term Credit Agreement is January 1, 2030. The Term Credit Agreement includes a $75 million delayed-draw term loan available until January 12, 2026 to provide capital to advance our Arkansas bromine processing project. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum.

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

ABL Credit Agreement

As of June 30, 2025, we had no borrowings outstanding and $0.2 million letters of credit or guarantees under our ABL Credit Agreement. Deferred financing costs of $1.0 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively, were classified as other long-term assets on the accompanying consolidated balance sheet as there was no outstanding balance on our ABL Credit Agreement. As of June 30, 2025, our ABL Credit Agreement provides, with certain restrictions, for a senior secured revolving credit facility of up to $100.0 million with a $25.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, and a swingline loan sublimit of $11.5 million. The ABL Credit Agreement matures on May 13, 2029. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $55.4 million under this agreement.

Borrowings under the ABL Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) the standard overnight financing rate plus 0.10%, (ii) a base rate plus a margin based on a fixed charge coverage ratio, or (iii) the Daily Simple Risk Free Rate plus 0.10%. The base rate is determined by reference to the highest of (a) the prime rate of interest as announced from time to time by Bank of America, N.A. (b) the Federal Funds Effective Rate (as defined in the ABL Credit Agreement) plus 0.5% per annum and (c) the standard overnight financing rate (adjusted to reflect any required bank reserves) for a one-month period on such day plus 1.0% per annum, provided that the base rate shall not be less than 1.0%. Borrowings have an applicable margin ranging from 2.00% to 2.50% per annum for SOFR-based loans and 1.00% to 1.50% per annum for base-rate loans, based upon the applicable fixed charge coverage ratio. In addition to paying interest on the outstanding principal under the ABL Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at an applicable rate of 0.375% per annum. TETRA is also required to pay a customary letter of credit fee equal to the applicable margin on loans and fronting fees.

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

Swedish Credit Facility

The Company has a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of June 30, 2025, we had no balance outstanding and availability of approximately $5.3 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2025 and the Company intends to renew it annually.

Finland Credit Agreement

The Company also has an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of June 30, 2025, there were $1.6 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2026 and the Company intends to renew it annually.

Covenants

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of June 30, 2025, we are in compliance with all covenants under the credit agreements.

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

There have been no material developments in our legal proceedings during the quarter ended June 30, 2025. For additional discussion of our legal proceedings, please see our 2024 Annual Report.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of June 30, 2025, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $44.5 million, including $5.7 million for the remainder of 2025, $22.3 million in 2026, $15.5 million in 2027, and $1.0 million in 2028. As of June 30, 2025, we also have commitments of $22.3 million related to long-lead power infrastructure for our Completion Fluids & Products Division’s bromine plant in Arkansas, including $8.8 million due during the remainder of 2025 and $13.5 million due over five years beginning after electric service is available.

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

In addition, Maritech and certain other interest owners have received decommissioning orders from BSEE and could receive additional decommissioning orders in the future. Such decommissioning orders received by Maritech and other interest owners relate to asset retirement obligations for certain properties in the Gulf of America. From time to time, we also receive demand notices from third parties related to certain corporate guarantees or other arrangements covering such decommissioning liabilities and other potential claims related to onshore decommissioning activities. While the ultimate outcome of such matters cannot be predicted at this time, if Maritech or other interest owners default, BSEE or third parties may seek to enforce certain corporate guarantees or third party indemnity agreements against us for a portion of such decommissioning obligations, which may be significant. On February 13, 2025, Arena Energy, LLC filed a complaint in U.S. District Court for the Southern District of Texas seeking indemnification from us and Maritech for decommissioning costs related to a Maritech oil and gas platform in the Gulf of America. We intend to vigorously defend against the claims brought by Arena Energy, LLC but we are presently unable to predict the duration, scope or result of this proceeding, as the litigation is in its early stages.

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

We also hold investments in convertible notes, common units, and preferred units issued by two privately-held companies. Our investment in certain preferred units as of December 31, 2024 were recorded based on observable market-based inputs for preferred units issued to several investors during August through October 2024 (Level 2 fair value measurement). Our investment in convertible notes, common units, and certain preferred units are recorded in our consolidated financial statements based on internal valuations with assistance from a third-party valuation specialist (Level 3 fair value measurement). The valuations are impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings. One of the convertible notes includes an option to convert the note into equity interests. The change in the fair value of the embedded option, as well as the preferred units and common units, are included in other (income) expense, net in our consolidated statements of operations. The change in the fair value of the convertible note, excluding the embedded option, is included in other comprehensive income (loss) in our consolidated statements of comprehensive income.

The change in our investments for the three and six months ended June 30, 2025 and June 30, 2024 are as follows:

	Three Months Ended June 30, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$1,016	$8,670	$9,686
Unrealized gain (loss) on equity securities	552	(191)	361
Unrealized loss on embedded option	—	(660)	(660)
Unrealized loss on convertible note, excluding embedded option	—	(416)	(416)
Investment balance at end of period	$1,568	$7,403	$8,971

	Three Months Ended June 30, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$13,148	$7,238	$20,386
Unrealized gain on equity securities	131	—	131
Unrealized loss on embedded option	—	(85)	(85)
Unrealized loss on convertible note, excluding embedded option	—	(5)	(5)
Investment balance at end of period	$13,279	$7,148	$20,427

	Six Months Ended June 30, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$19,561	$1,388	$7,210	$28,159
Sale of investments	(18,393)	—	—	(18,393)
Reclassification between Level 2 and Level 3 fair value	—	(1,388)	1,388	—
Unrealized gain (loss) on equity securities	400	—	(177)	223
Unrealized loss on embedded option	—	—	(883)	(883)
Unrealized loss on convertible note, excluding embedded option	—	—	(135)	(135)
Investment balance at end of period	$1,568	$—	$7,403	$8,971

	Six Months Ended June 30, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$10,154	$7,200	$17,354
Unrealized gain on equity securities	3,125	—	3,125
Unrealized loss on embedded option	—	(284)	(284)
Unrealized gain on convertible note, excluding embedded option	—	232	232
Investment balance at end of period	$13,279	$7,148	$20,427

Recurring fair value measurements by valuation hierarchy as of June 30, 2025 and December 31, 2024 are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in Standard Lithium	$1,568	$1,568	$—	$—
Other investments	7,403	—	—	7,403
Total investments	$8,971

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in Kodiak	$18,393	$18,393	$—	$—
Investment in Standard Lithium	1,168	1,168	—	—
Other investments	8,598	—	1,388	7,210
Total investments	$28,159

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
NOTE 8 – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Number of weighted average common shares outstanding	133,152	131,263	132,753	130,858
Assumed vesting of equity awards	270	906	618	1,257
Average diluted shares outstanding	133,422	132,169	133,371	132,115

NOTE 9 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Division and Water & Flowback Services Division.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended
	June 30, 2025
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$109,445	$64,427	$—	$173,872
Cost of product sales and services	62,594	53,752	—	116,346
Depreciation, amortization and accretion	2,214	6,881	94	9,189
Impairments and other charges	—	93	—	93
General and administrative expense	6,900	4,815	13,544	25,259
Interest (income) expense, net	(302)	13	4,483	4,194
Other (income) expense, net	(94)	144	(695)	(645)
Net income (loss) before taxes	$38,133	$(1,271)	$(17,426)	$19,436

Capital expenditures	$13,671	$5,784	$32	$19,487

	Six Months Ended
	June 30, 2025
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$202,462	$128,550	$—	$331,012
Cost of product sales and services	116,909	104,002	—	220,911
Depreciation, amortization and accretion	4,391	13,761	188	18,340
Impairments and other charges	—	611	—	611
General and administrative expense	13,583	10,550	25,260	49,393
Interest (income) expense, net	(417)	6	9,329	8,918
Other (income) expense, net	(813)	9,778	(648)	8,317
Net income (loss) before taxes	$68,809	$(10,158)	$(34,129)	$24,522

Capital expenditures	$27,514	$9,848	$81	$37,443

	June 30, 2025
Total assets	$330,507	$165,795	$149,274	$645,576

	Three Months Ended
	June 30, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$100,019	$71,916	$—	$171,935
Cost of product sales and services	64,027	55,881	—	119,908
Depreciation, amortization and accretion	2,361	6,329	84	8,774
General and administrative expense	6,991	4,457	10,689	22,137
Interest (income) expense, net	(135)	68	6,252	6,185
Other expense, net	122	2,025	305	2,452
Net income (loss) before taxes	$26,653	$3,156	$(17,330)	$12,479

Capital expenditures	$10,160	$4,944	$288	$15,392

	Six Months Ended
	June 30, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$177,301	$145,606	$—	$322,907
Cost of product sales and services	112,491	118,531	—	231,022
Depreciation, amortization and accretion	4,748	12,617	165	17,530
General and administrative expense	13,684	8,961	21,790	44,435
Interest (income) expense, net	(404)	144	12,397	12,137
Loss on debt extinguishment	—	—	5,535	5,535
Other (income) expense, net	337	1,476	(3,339)	(1,526)
Net income (loss) before taxes	$46,445	$3,877	$(36,548)	$13,774

Capital expenditures	$17,902	$12,952	$365	$31,219

	December 31, 2024
Total assets	$290,788	$158,475	$155,932	$605,195
NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the event described below.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting businesses. The Company is evaluating the OBBBA to determine whether it is expected to materially impact the Company's effective tax rate or cash flows.

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

Consolidated revenue for the first six months of 2025 of $331.0 million increased compared to the prior year due to strong results from our Completion Fluids & Products Division, which offset expected weaker United States onshore activity in our Water & Flowback Services Division.

Completion Fluids & Products Division revenues for the first six months of 2025 increased compared to both the first three months of 2025 and the first six months of 2024, led by deepwater Gulf of America as we completed the three-well CS Neptune project. The Completion Fluids & Products division also benefited from the seasonally strong industrial chemicals calcium chloride business.

Our Water & Flowback Services revenues increased slightly compared to the first three months of 2025 and decreased 11.7% compared to the first six months of 2024, reflecting lower onshore activity in the United States, as well as lower service revenues following the sale of early production facilities in Latin America in 2024. Water & Flowback Services gross profit margins decreased reflecting the lower onshore activity, as well as costs to close underperforming service lines in the United States. We continue to take proactive actions to reduce costs, right size our support structure, minimize capital expenditures and close underperforming service lines within Water & Flowback Services.

We remain committed to pursuing initiatives that leverage our completion fluids and fluids chemistry expertise, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. In 2024, we published a definitive feasibility study and updated our technical resources report with respect to bromine from our Evergreen Brine Unit. We have ongoing negotiations with various bromine providers for bridging supply agreements that, if and when finalized, will give us flexibility on the timing of a plant start-up, allowing us to accumulate additional cash from our existing base business. These initiatives are expected to provide us the bromine supply volumes necessary for the growing deepwater market plus the growing long-duration battery requirements, while deferring investments in Arkansas or scaling up our bromine production at lower levels than previously anticipated. If and when the bridging supply agreement is finalized, we will announce our revised Arkansas investment and timing plans. We continue to advance our development efforts in Arkansas and we expect to complete the first phase of the project by year end, including site preparation and installation of the bromine tower.

We are prioritizing our strategic initiatives on projects that can immediately impact our near-term results, focused on TETRA CS Neptune fluids in the Gulf of America, TETRA PureFlow+ electrolyte and our TETRA Oasis Total Desalination Solution ("TDS"), an end-to-end water treatment and desalination solution for re-use and mineral extraction applications for produced water from oil and gas wells. Following the commercial announcement of our Oasis TDS water desalination technology, we engaged a third-party firm and launched the engineering design of a first commercial plant. This step will facilitate commercial discussions for the multiple clients that have visited our research center to gain insight into Oasis and executed non-disclosure agreements (“NDAs”). We are very encouraged by our prospects to provide a solution that will enable the industry to desalinate and reuse produced water for agricultural, industrial, and other beneficial purposes.

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

Three months ended June 30, 2025 compared with three months ended March 31, 2025.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2025	2025
	(in thousands, except percentages)
Revenues	$173,872	$157,140	$16,732	10.6%
Gross profit	48,244	42,906	5,338	12.4%
Gross profit as a percentage of revenue	27.7%	27.3%
General and administrative expense	25,259	24,134	1,125	4.7%
General and administrative expense as a percentage of revenue	14.5%	15.4%
Interest expense, net	4,194	4,724	(530)	(11.2)%
Other (income) expense, net	(645)	8,962	9,607	NM(1)
Income before taxes	19,436	5,086	14,350	282.1%
Income before taxes as a percentage of revenue	11.2%	3.2%
Provision for income taxes	8,131	1,037	7,094	684.1%
Net income attributable to TETRA stockholders	$11,305	$4,049	$7,256	179.2%
 (1) Percent change is not meaningful

Consolidated revenues increased sequentially primarily due to higher activity for the Completion Fluids & Products division, led by deepwater Gulf of America as we completed the three-well CS Neptune project and the seasonally stronger industrial chemicals calcium chloride business in Northern Europe. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit increased primarily due to stronger activity levels from the Completion Fluids & Products Division, partially offset by weaker margins from our Water & Flowback Services Divisions. See Divisional Comparisons section below for additional discussion.

Consolidated interest expense, net decreased compared to the prior quarter primarily due to an increase in the interest expense capitalized for our Arkansas development.

Consolidated other (income) expense, net, changed compared to the prior quarter primarily due to recognition of the $9.5 million cumulative currency translation adjustment loss associated with the dissolution of a former subsidiary in Canada in the first quarter, as well as increased foreign exchange gains in Brazil. Consolidated other (income) expense, net also includes a $0.6 million net increase in unrealized losses on investments.

Consolidated provision for income tax was $8.1 million expense during the current quarter, compared to $1.0 million expense during the prior quarter. The change in our tax provision compared to the prior quarter was primarily due to the higher income before taxes and the $1.2 million out-of-period tax benefit recognized in the prior quarter. Our consolidated effective tax rate for the three months ended June 30, 2025 was 41.8%.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2025	2025
	(in thousands, except percentages)
Revenues	$109,445	$93,018	$16,427	17.7%
Gross profit	44,637	36,526	8,111	22.2%
Gross profit as a percentage of revenue	40.8%	39.3%
General and administrative expense	6,900	6,683	217	3.2%
General and administrative expense as a percentage of revenue	6.3%	7.2%
Interest income, net	(302)	(115)	187	162.6%
Other income, net	(94)	(719)	625	86.9%
Net income before taxes	$38,133	$30,677	$7,456	24.3%
Net income before taxes as a percentage of revenue	34.8%	33.0%

Revenues for our Completion Fluids & Products Division increased due to the successful completion of the final two TETRA CS Neptune wells in the Gulf of America, the seasonally strong calcium chloride business in Northern Europe, higher completion fluids sales in South America and higher TETRA PureFlow+ electrolyte sales in the United States.

Gross profit for our Completion Fluids & Products Division increased compared to the prior quarter primarily due to the increase in revenues mentioned above. Profit margins improved primarily due to the effect of changes in product mix, including the higher-margin CS Neptune fluid sales, which generate higher margins than other projects. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Other income, net decreased primarily due to a $0.7 million decrease in foreign exchange gains, primarily in Brazil.

Water & Flowback Services Division

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2025	2025
	(in thousands, except percentages)
Revenues	$64,427	$64,122	$305	0.5%
Gross profit	3,701	6,474	(2,773)	(42.8)%
Gross profit as a percentage of revenue	5.7%	10.1%
General and administrative expense	4,815	5,735	(920)	(16.0)%
General and administrative expense as a percentage of revenue	7.5%	8.9%
Interest (income) expense, net	13	(7)	20	NM(1)
Other expense, net	144	9,634	(9,490)	(98.5)%
Net loss before taxes	$(1,271)	$(8,888)	$7,617	85.7%
Net loss before taxes as a percentage of revenue	(2.0)%	(13.9)%
 (1) Percent change is not meaningful

Revenues for our Water & Flowback Services Division increased slightly compared to the prior quarter driven by resilience in our international business and increased flowback activity from improving SandStorm and Auto-Drillout utilization in key markets in the United States despite an overall decline in United States onshore activity.

Gross profit for our Water & Flowback Services Division declined reflecting the weaker environment and costs to close underperforming service lines in the United States.

The Water & Flowback Services Division decrease in net loss before taxes compared to the prior quarter is primarily due recognition of a $9.4 million cumulative currency translation adjustment loss associated with the dissolution of a former subsidiary in Canada in the first quarter and a $0.9 million decrease in general and administrative expense from cost reduction efforts, partially offset by lower gross profit.

Corporate Overhead

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2025	2025
	(in thousands, except percentages)
Depreciation and amortization	$94	$94	$—	—%
General and administrative expense	13,544	11,716	1,828	15.6%
Interest expense, net	4,483	4,846	(363)	(7.5)%
Other (income) expense, net	(695)	47	742	NM(1)
Net loss before taxes	$(17,426)	$(16,703)	$723	4.3%
 (1) Percent change is not meaningful

Corporate overhead net loss before taxes increased compared to the prior quarter primarily due to a $1.8 million increase in general and administrative expenses due to increased wage and benefit related expenses to support higher activity levels in certain service lines, and an increase in other expense due to a $0.6 million increase in unrealized losses on investments. These were partially offset by a $0.9 million increase in foreign exchange gains on intercompany dividends and foreign currency hedges.
Six months ended June 30, 2025 compared with six months ended June 30, 2024.
Consolidated Comparisons

	Six Months Ended
	June 30,		Period to Period Change
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenues	$331,012	$322,907	$8,105	2.5%
Gross profit	91,150	74,355	16,795	22.6%
Gross profit as a percentage of revenue	27.5%	23.0%
General and administrative expense	49,393	44,435	4,958	11.2%
General and administrative expense as a percentage of revenue	14.9%	13.8%
Interest expense, net	8,918	12,137	(3,219)	(26.5)%
Loss on debt extinguishment	—	5,535	(5,535)	(100.0)%
Other (income) expense, net	8,317	(1,526)	(9,843)	NM(1)
Net income before taxes	24,522	13,774	10,748	78.0%
Net income before taxes as a percentage of revenue	7.4%	4.3%
Provision for income taxes	9,168	5,219	3,949	75.7%
Net income	15,354	8,555	6,799	79.5%
Loss attributable to noncontrolling interests	—	3	(3)	(100.0)%
Net income attributable to TETRA stockholders	$15,354	$8,558	$6,796	79.4%
 (1) Percent change is not meaningful

Consolidated revenues increased compared to the prior year due to stronger activity from our Completion Fluids & Products Division partially offset by lower revenues from our Water & Flowback Services Division. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit increased in the current year primarily due to strong margins from our Completion Fluids & Products, partially offset by weaker margins from our Water & Flowback Services Divisions.

Consolidated general and administrative expenses increased compared to the prior year due to higher professional services, compensation and other expenses.

Interest expense, net decreased $3.2 million due to lower interest rates on our Term Credit Agreement as well as an increase in the interest expense capitalized for our Arkansas development.

Consolidated loss on debt extinguishment decreased $5.5 million from non-cash unamortized finance costs expensed in connection with the repayment of our prior Term Credit Agreement in January 2024.

Consolidated other (income) expense, net, changed compared to the prior year primarily due to a $5.7 million increase in foreign exchange loss, including recognition of the cumulative currency translation adjustment loss associated with the dissolution of a former subsidiary in Canada in the first quarter of 2025, and a $2.9 million decrease in net unrealized gains on investments.

Consolidated provision for income taxes was $9.2 million expense during the current year, compared to $5.2 million expense during the prior year. The change in our tax provision compared to the prior year was primarily due to the higher income before taxes. Our consolidated effective tax rate for the current year is 37.4%, compared to 37.9% during the prior year.

Divisional Comparisons

Completion Fluids & Products Division

	Six Months Ended
	June 30,		Period to Period Change
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenues	$202,462	$177,301	$25,161	14.2%
Gross profit	81,162	60,062	21,100	35.1%
Gross profit as a percentage of revenue	40.1%	33.9%
General and administrative expense	13,583	13,684	(101)	(0.7)%
General and administrative expense as a percentage of revenue	6.7%	7.7%
Interest income, net	(417)	(404)	13	3.2%
Other (income) expense, net	(813)	337	1,150	NM(1)
Net income before taxes	$68,809	$46,445	$22,364	48.2%
Net income before taxes as a percentage of revenue	34.0%	26.2%
 (1) Percent change is not meaningful

Revenues for our Completion Fluids & Products Division increased primarily due to the three CS Neptune wells in the Gulf of America, as well as higher Northern Europe industrial chemical sales and North America ultra-pure zinc bromide electrolyte sales.

Gross profit for our Completion Fluids & Products Division increased compared to the prior year due to higher revenues. Profit margins improved primarily due to the effect of changes in product mix, including the higher-margin CS Neptune fluid sales. Our profitability in future periods will continue to be affected by the timing of and the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Net income before taxes for our Completion Fluids & Products Division increased compared to the prior year driven by higher gross profit. Other (income) expense, net also improved due to a $1.3 million increase in foreign exchange gains, primarily in Brazil, and a $1.0 million increase in unrealized gain from our investment in Standard Lithium shares, partially offset by a $0.8 million increase in unrealized loss from the change in fair value of our investments issued by a privately-held company.

Water & Flowback Services Division

	Six Months Ended
	June 30,		Period to Period Change
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenues	$128,550	$145,606	$(17,056)	(11.7)%
Gross profit	10,176	14,458	(4,282)	(29.6)%
Gross profit as a percentage of revenue	7.9%	9.9%
General and administrative expense	10,550	8,961	1,589	17.7%
General and administrative expense as a percentage of revenue	8.2%	6.2%
Interest expense, net	6	144	(138)	(95.8)%
Other expense, net	9,778	1,476	(8,302)	562.5%
Net income (loss) before taxes	$(10,158)	$3,877	$(14,035)	(362.0)%
Net income (loss) before taxes as a percentage of revenue	(7.9)%	2.7%

Revenues for our Water & Flowback Services Division decreased due to lower United States drilling and completion activity as well as lower service revenues following the sale of early production facilities in Latin America in 2024.

Gross profit for our Water & Flowback Services Division decreased slightly from the prior year reflecting lower activity in the United States onshore market.

Net income (loss) before taxes for our Water & Flowback Services Division changed to a loss in the current year compared to income in the prior year primarily due to recognition of the $9.5 million cumulative currency translation adjustment loss associated with the dissolution of a former subsidiary in Canada, as well as a $1.6 million increase in general and administrative expense due to higher compensation expense including costs to close underperforming service lines in the United States.

Corporate Overhead

	Six Months Ended
	June 30,		Period to Period Change
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$188	$165	$23	13.9%
General and administrative expense	25,260	21,790	3,470	15.9%
Interest expense, net	9,329	12,397	(3,068)	(24.7)%
Loss on debt extinguishment	—	5,535	(5,535)	(100.0)%
Other income, net	(648)	(3,339)	(2,691)	(80.6)%
Net loss before taxes	$(34,129)	$(36,548)	$(2,419)	(6.6)%

Corporate overhead net loss before taxes decreased primarily due to a $5.5 million loss associated with the early extinguishment of our prior term credit agreement in January 2024 and a $3.1 million decrease in unrealized gains related to share price changes of our investment in Kodiak which we sold in January 2025, and a $3.1 million decrease in interest expense, net due to lower interest rates on our Term Credit Agreement as well as an increase in the interest expense capitalized for our Arkansas development, partially offset by a $3.5 million increase in general and administrative expenses primarily from an increase in professional services and compensation expenses.

Non-GAAP Financial Measures

We use U.S. GAAP financial measures such as revenues, gross profit, income (loss) before taxes, and net cash provided by operating activities, as well as certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures for our business.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before taxes, excluding impairments, certain special, non-recurring or other charges (or credits), including loss on debt extinguishment, interest, depreciation and amortization and certain non-cash items such as equity-based compensation expense and foreign currency translation adjustments not associated with current operations. The most directly comparable GAAP financial measure is net income (loss) before taxes. Adjustments to long-term incentives represent adjustments to valuation of long-term cash incentive compensation awards that are related to prior years. These costs are excluded from Adjusted EBITDA because they did not relate to the periods presented and are considered to be outside of normal operations. Long-term incentives are earned over a three-year period and the costs are recorded over the three-year period they are earned. The amounts accrued or incurred are based on a cumulative of the three-year period. Equity-based compensation expense represents compensation that has been or will be paid in equity and is excluded from Adjusted EBITDA because it is a non-cash item.

Adjusted EBITDA is used by management as a supplemental financial measure to assess financial performance, without regard to charges or credits that are considered by management to be outside of its normal operations and without regard to financing methods, capital structure or historical cost basis, and to assess the Company’s ability to incur and service debt and fund capital expenditures.

The following tables reconcile net income (loss) before taxes to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	June 30, 2025
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Corporate Other	Total
	(in thousands, except percentages)
Revenues	$109,445	$64,427	$—	$—	$173,872
Net income (loss) before taxes	38,133	(1,271)	(13,544)	(3,882)	19,436
Impairments and other charges	—	93	—	—	93
Former CEO stock appreciation right credit	—	—	(22)	—	(22)
Transaction, restructuring and other expenses	69	685	488	—	1,242
Interest (income) expense, net	(302)	13	—	4,483	4,194
Depreciation, amortization and accretion	2,214	6,881	—	94	9,189
Equity-based compensation expense	—	—	1,747	—	1,747
Adjusted EBITDA	$40,114	$6,401	$(11,331)	$695	$35,879

Adjusted EBITDA as a % of revenue	36.7%	9.9%			20.6%

	Three Months Ended
	March 31, 2025
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Corporate Other	Total
	(in thousands, except percentages)
Revenues	$93,018	$64,122	$—	$—	$157,140
Net income (loss) before taxes	30,677	(8,888)	(11,716)	(4,987)	5,086
Cost of product sales and services adjustments	477	—	—	—	477
Impairments and other charges	—	518	—	—	518
Former CEO stock appreciation right credit	—	—	(151)	—	(151)
Transaction, restructuring and other expenses	—	302	784	—	1,086
Non-cash cumulative foreign currency translation adjustment loss from dissolution of Canadian subsidiary	—	9,516	—	—	9,516
Interest (income) expense, net	(115)	(7)	—	4,846	4,724
Depreciation, amortization and accretion	2,177	6,880	—	94	9,151
Equity-based compensation expense	—	—	1,860	—	1,860
Adjusted EBITDA	$33,216	$8,321	$(9,223)	$(47)	$32,267

Adjusted EBITDA as a % of revenue	35.7%	13.0%			20.5%

	Three Months Ended
	June 30, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate SG&A	Corporate Other	Total
	(in thousands, except percentages)
Revenues	$100,019	$71,916	$—	$—	$171,935
Net income (loss) before taxes	26,653	3,156	(10,689)	(6,641)	12,479
Former CEO stock appreciation right credit	—	—	(428)	—	(428)
Transaction, restructuring and other expenses	37	—	—	—	37
Unusual foreign exchange loss	—	1,387	—	—	1,387
Interest (income) expense, net	(135)	68	—	6,252	6,185
Depreciation, amortization and accretion	2,361	6,329	—	84	8,774
Equity-based compensation expense	—	—	1,800	—	1,800
Adjusted EBITDA	$28,916	$10,940	$(9,317)	$(305)	$30,234

Adjusted EBITDA as a % of revenue	28.9%	15.2%			17.6%

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
Liquidity and Capital Resources

We believe that our capital structure allows us to meet our financial obligations on both a short-term and long-term basis. Our liquidity at the end of the second quarter was $204.5 million. Liquidity is defined as unrestricted cash plus availability of $75 million under the delayed draw from our Term Credit Agreement and availability under our credit agreements. Information about the terms and covenants of our debt agreements can be found in Note 5 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash are as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Operating activities	$52,268	$11,015
Investing activities	$(18,275)	$(31,041)
Financing activities	$(4,584)	$10,978

Operating Activities

Consolidated cash flows provided by operating activities increased compared to the first six months of 2024 primarily due to an increase in gross profit and working capital changes.

Investing Activities

Total cash capital expenditures during the first six months of 2025 were $37.4 million, which reflects increased expenditures for advancement of our Arkansas brine resource development and additions to accommodate industry-wide activity. Our Completion Fluids & Products Division spent $27.5 million on capital expenditures, including $22.0 million for our Arkansas brine resource development, including preparing the site and bromine tower for the plant. Our Water & Flowback Services Division spent $9.8 million on capital expenditures to maintain, automate and upgrade its water management and flowback equipment fleet.

Investing activities during the first six months of 2025 also included $19.0 million of proceeds from the sale of our Kodiak shares, net of broker commissions and fees.

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. Additional information on these resources is described in Part I, “Item 2. Properties” in our 2024 Annual Report. The extraction of lithium and bromine from these brine leases will likely require a significant amount of time and capital, which are subject to further analysis and consideration. In August 2024, we published a definitive feasibility study and updated our technical resources report with respect to bromine from our Evergreen Brine Unit. We have ongoing negotiations with various bromine providers for bridging supply agreements that, if and when finalized, will give us flexibility on the timing of a plant start-up, allowing us to accumulate additional cash from our existing base business operations. These initiatives are expected to provide us the bromine supply volumes necessary for the growing deepwater market plus the growing long-duration battery storage requirements, while deferring investments in Arkansas or scaling up our bromine production at lower levels than previously anticipated. We continue to advance our development efforts in Arkansas and we expect to complete the first phase of the project by year end, including site preparation and installation of the bromine tower.

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

Financing Activities

Our financing activities for the first six months of 2025 include $2.1 million of capital lease payments associated with equipment leased primarily for the early production facilities in Argentina and equipment leases in the United States. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

For additional information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Other Sources and Uses of Cash

In addition to our credit facilities, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of June 30, 2025, the market value of our investment in Standard Lithium was $1.6 million, with no holding restrictions on our ability to monetize our interests.

In addition, we are party to agreements in which Standard Lithium has the right to explore for, and an option to acquire the right to produce and extract lithium in our Arkansas leases as well as additional potential resources, in the Mojave region of California. Standard Lithium exercised its option with respect to our Arkansas leases on October 6, 2023. On April 22, 2025, the Arkansas Oil and Gas Commission approved Standard Lithium’s SWA Lithium application to establish a unit for acreage under an option agreement between Standard Lithium, SWA Lithium and TETRA. TETRA is entitled to a 2.5% royalty on gross revenues from the lithium that Standard Lithium produces from the TETRA option acreage. In addition, TETRA maintains the rights to the bromine and other minerals extracted from the brine produced by Standard Lithium in their approved unit.

In May 2025, we filed a universal shelf Registration Statement on Form S-3 with the SEC, which was declared effective by the SEC. Pursuant to this registration statement, we have the ability to sell debt or equity securities in one or more public offerings up to an aggregate public offering price of $400 million. This shelf registration statement currently provides us additional flexibility with regards to potential financing that we may undertake when market conditions permit or our financial condition may require.

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

As of June 30, 2025, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

These forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable, but such forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: economic and operating conditions that are outside of our control, including the trading price of our common stock, and the supply, demand, and prices of oil and natural gas; the availability of adequate sources of capital to us; the effect of inflation on the cost of goods and services; the activity levels of our customers; our operational performance; actions taken by our customers, suppliers, competitors and third-party operators; the availability of raw materials and labor at reasonable prices; risks related to acquisitions and our growth strategy; restrictions under our debt agreements and the consequences of any failure to comply with debt covenants; the effect and results of litigation, commercial disputes, regulatory matters, settlements, audits, assessments, and contingencies; potential regulatory initiatives to restrict hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges; risks related to our foreign operations; risks related to our non-controlling equity investments; information and operational technology risks, including the risk of cyberattack; our health, safety and environmental performance; the effects of consolidation on our customers and competitors; global or national health concerns, including the outbreak of pandemics or epidemics such as the coronavirus (COVID-19); acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current conflict between Russia and Ukraine, the conflict in the Israel-Gaza region, heightened tensions with Iran, including the potential closure of the Strait of Hormuz, and other and continued hostilities in the Middle East, maritime piracy attacks; and statements regarding our beliefs, expectations, plans, goals, future events and performance and other statements that are not purely historical.

These statements include statements concerning changes in general economic conditions, opportunity risks, such as the potential extraction of lithium, bromine and other minerals, including potential extraction of those minerals designated as critical minerals, from our Evergreen Brine Unit, demand therefor, or realizing industrial and other benefits expected from bromine processing; the timing and success of our bromine production wells and the construction of our bromine processing facility and related engineering activities and risks inherent in the construction of such facility, including the ability to obtain local governmental and regulatory approvals; the accuracy of our resources report or the timing of future updates to our resources report, feasibility study and economic assessment regarding our lithium, bromine and other mineral acreage; equipment supply, equipment defects and/or our ability to timely obtain equipment components; competition from existing or new competitors; and risks associated with changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions, including legislative, regulatory and policy changes, such as unexpected changes in tariffs, trade barriers, price and exchange control. With respect to our disclosures of measured, indicated and inferred mineral resources, including bromine, lithium carbonate equivalent concentrations, and other minerals, it is unclear whether they will ever be economically developed. Investors are cautioned that mineral resources do not have demonstrated economic value and further exploration may not result in the estimation of a mineral reserve. Further there are a number of uncertainties related to processing lithium, which is an inherently difficult process, including, for example, the development of the technology to do so successfully and economically. Therefore, investors are cautioned not to assume that all or any part of our resources can be economically or legally commercialized. In particular, investors are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. With respect to the Company’s disclosures of the potential joint venture for the Evergreen Brine Unit, it is uncertain about the ability of the parties to successfully negotiate one or more definitive agreements, the future relationship between the parties, and the ability to successfully and economically produce lithium and bromine from the Evergreen Unit.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. Borrowings under the Term Credit Agreement bear interest at a rate per annum of SOFR plus 5.75%. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum. Borrowings under our ABL Credit Agreement, if any, bear interest at an agreed-upon percentage rate spread above SOFR. Borrowings under our Swedish Credit Facility, if any, bear interest at fixed rates of 2.95%. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk. As of June 30, 2025, we had no borrowings outstanding under our ABL Credit Agreement or Swedish Credit Facility. The following table sets forth as of June 30, 2025, the principal amount due under our long-term debt obligations and the respective interest rate.

		Interest	June 30, 2025
	Scheduled Maturity	Rate
			(in thousands)
Term Credit Agreement	January 1, 2030	10.17%	$190,000
TETRA total debt			$190,000

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of June 30, 2025, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, the end of the period covered by this quarterly report.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

For information regarding litigation, see “Item 3. Legal Proceedings” in our 2024 Annual Report and
Note 6 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Quarterly Report.
Item 1A. Risk Factors.

Except as set forth below, as of the date of this filing, TETRA and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in our 2024 Annual Report.

Current geopolitical events and macroeconomic conditions could adversely affect our business, financial condition and results of operations.

Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies. Furthermore, the industry may experience a potential shift of priorities driven by changes in the global economy, fluctuating commodity prices and evolving tariffs — all of which could impact upstream oil and gas investment and, in turn, affect demand for our products and services. The level of exploration, development, and production activity is directly affected by oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile. Geopolitical events and macroeconomic conditions have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. We are monitoring the military conflicts between Russia and Ukraine and Israel and Iran, as well as the related export controls and financial and economic sanctions imposed on certain industry sectors and parties involved in such conflicts. We are also monitoring the impact on the Strait of Hormuz as a result of the unrest in the Middle East. If Iran were to close the Strait of Hormuz, we would experience potential shipment delays, cost increases, among others, which could adversely affect our business. The broader consequences of the Russian-Ukrainian conflict and unrest in the Middle East, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of the conflict’s effect on our business and results of operations as well as on the global economy and energy markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer of TETRA adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibits:

3.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 1, 2023 (SEC File No. 001-13455)).
3.2	Amended and Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
3.3	Second Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
10.1***	TETRA Technologies, Inc. Third Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2025 (SEC File No. 001-13455).
10.2* ***	Form of TETRA Technologies, Inc. Third Amended and Restated 2018 Equity Incentive Plan Restricted Stock Unit Award Agreement.
10.3* ***	Form of TETRA Technologies, Inc. Third Amended and Restated 2018 Equity Incentive Plan Restricted Stock Unit Award Agreement for outside directors.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
*    Filed with this report.
**    Furnished with this report.
***    Management contract or compensatory plan or arrangement.
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six-month periods ended June 30, 2025 and 2024; (ii) Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2025 and 2024; (iii) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (iv) Consolidated Statements of Equity for the six-month periods ended June 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements for the six months ended June 30, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	July 29, 2025	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	July 29, 2025	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer