Form 10-Q
period 2025-09-30
TETRA TECHNOLOGIES INC
filed 2025-10-28
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

As of October 24, 2025, there were 133,746,714 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales	$85,179	$71,775	$276,065	$241,734
Services	68,060	69,925	208,186	222,873
Total revenues	153,239	141,700	484,251	464,607
Cost of revenues:
Cost of product sales	53,812	38,506	160,900	144,990
Cost of services	53,566	59,885	167,389	184,423
Depreciation, amortization and accretion	9,491	8,837	27,831	26,367
Impairments and other charges	—	109	611	109
Total cost of revenues	116,869	107,337	356,731	355,889
Gross profit	36,370	34,363	127,520	108,718
General and administrative expense	25,240	22,406	74,633	66,841
Operating income	11,130	11,957	52,887	41,877
Interest expense, net	4,448	5,096	13,366	17,233
Loss on debt extinguishment	—	—	—	5,535
Other (income) expense, net	(1,423)	(715)	6,894	(2,241)
Income from continuing operations before taxes	8,105	7,576	32,627	21,350
Income tax expense	3,954	4,744	13,122	9,963
Income from continuing operations	4,151	2,832	19,505	11,387
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(5,830)	—	(5,830)
Net income (loss)	4,151	(2,998)	19,505	5,557
Loss attributable to noncontrolling interests	—	—	—	3
Net income (loss) attributable to TETRA stockholders	$4,151	$(2,998)	$19,505	$5,560
Basic net income (loss) per common share:
Income from continuing operations	$0.03	$0.02	$0.15	$0.09
Loss from discontinued operations	—	(0.04)	—	(0.04)
Net income (loss) attributable to TETRA stockholders	$0.03	$(0.02)	$0.15	$0.05
Weighted average basic shares outstanding	133,419	131,579	132,978	131,100
Diluted net income (loss) per common share:
Income from continuing operations	$0.03	$0.02	$0.15	$0.09
Loss from discontinued operations	—	(0.04)	—	(0.04)
Net income (loss) attributable to TETRA stockholders	$0.03	$(0.02)	$0.15	$0.05
Weighted average diluted shares outstanding	134,837	132,029	133,850	132,093

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$4,151	$(2,998)	$19,505	$5,557
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2025 and 2024	266	3,358	9,455	(235)
Reclassification of non-cash cumulative foreign currency translation adjustment loss to net income from dissolution of Canadian subsidiary	—	—	9,516	—
Unrealized gain on investment	297	556	162	788
Comprehensive income	4,714	916	38,638	6,110
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	3
Comprehensive income attributable to TETRA stockholders	$4,714	$916	$38,638	$6,113

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,146	$36,987
Restricted cash	52	221
Trade accounts receivable, net of allowances of $107 and $626 in 2025 and 2024, respectively	116,378	104,813
Inventories	105,860	101,697
Prepaid expenses and other current assets	24,444	25,910
Total current assets	313,880	269,628
Property, plant and equipment:
Land and building	24,957	24,475
Machinery and equipment	338,581	323,044
Automobiles and trucks	10,691	10,325
Chemical plants	75,549	69,815
Construction in progress	66,839	34,910
Property, plant and equipment	516,617	462,569
Less accumulated depreciation	(343,417)	(320,409)
Property, plant and equipment, net	173,200	142,160
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $59,127 and $55,421 in 2025 and 2024, respectively	22,343	24,923
Deferred tax assets, net	93,793	98,149
Operating lease right-of-use assets	30,000	29,797
Investments	10,409	28,159
Other assets	11,549	12,379
Total other assets	168,094	193,407
Total assets	$655,174	$605,195

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$44,260	$43,103
Compensation and employee benefits	27,060	23,022
Operating lease liabilities, current portion	10,608	8,861
Accrued taxes	16,230	12,493
Accrued liabilities and other	29,304	30,040
Current liabilities associated with discontinued operations	5,830	5,830
Total current liabilities	133,292	123,349
Long-term debt, net	180,924	179,696
Operating lease liabilities	23,067	25,041
Asset retirement obligations	15,431	14,786
Deferred income taxes	4,275	4,912
Other liabilities	2,760	4,104
Total long-term liabilities	226,457	228,539
Commitments and contingencies (Note 6)
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at September 30, 2025 and December 31, 2024; 136,789,182 and 134,951,081 shares issued, respectively, and 133,650,507 and 131,812,406 shares outstanding, respectively	1,368	1,350
Additional paid-in capital	496,184	492,722
Treasury stock, at cost; 3,138,675 shares held at September 30, 2025 and December 31, 2024	(19,957)	(19,957)
Accumulated other comprehensive loss	(31,989)	(51,122)
Retained deficit	(148,920)	(168,425)
Total TETRA stockholders’ equity	296,686	254,568
Noncontrolling interests	(1,261)	(1,261)
Total equity	295,425	253,307
Total liabilities and equity	$655,174	$605,195

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2024	$1,350	$492,722	$(19,957)	$(52,957)	$1,835	$(168,425)	$(1,261)	$253,307
Net income for first quarter 2025	—	—	—	—	—	4,049	—	4,049
Reclassification of non-cash cumulative foreign currency translation adjustment loss to net income from dissolution of Canadian subsidiary	—	—	—	9,516	—	—	—	9,516
Translation adjustment, net of taxes of $0	—	—	—	3,876	—	—	—	3,876
Other comprehensive income	—	—	—	—	281	—	—	281
Comprehensive income								17,722
Equity-based compensation	—	1,860	—	—	—	—	—	1,860
Other	12	(1,158)	—	—	—	—	—	(1,146)
Balance at March 31, 2025	$1,362	$493,424	$(19,957)	$(39,565)	$2,116	$(164,376)	$(1,261)	$271,743
Net income for second quarter 2025	—	—	—	—	—	11,305	—	11,305
Translation adjustment, net of taxes of $0	—	—	—	5,313	—	—	—	5,313
Other comprehensive loss	—	—	—	—	(416)	—	—	(416)
Comprehensive income								16,202
Equity-based compensation	—	1,747	—	—	—	—	—	1,747
Other	2	(76)	—	—	—	—	—	(74)
Balance at June 30, 2025	$1,364	$495,095	$(19,957)	$(34,252)	$1,700	$(153,071)	$(1,261)	$289,618
Net income for third quarter 2025	—	—	—	—	—	4,151	—	4,151
Translation adjustment, net of taxes of $0	—	—	—	266	—	—	—	266
Other comprehensive income, net of taxes of $45	—	—	—	—	297	—	—	297
Comprehensive income								4,714
Equity-based compensation	—	1,708	—	—	—	—	—	1,708
Other	4	(619)	—	—	—	—	—	(615)
Balance at September 30, 2025	$1,368	$496,184	$(19,957)	$(33,986)	$1,997	$(148,920)	$(1,261)	$295,425

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2023	$1,332	$489,156	$(19,957)	$(45,886)	$655	$(276,709)	$(1,257)	$147,334
Net income for first quarter 2024	—	—	—	—	—	915	—	915
Translation adjustment, net of taxes of $0	—	—	—	(1,634)	—	—	—	(1,634)
Other comprehensive income	—	—	—	—	237	—	—	237
Comprehensive loss								(482)
Equity-based compensation	—	1,623	—	—	—	—	—	1,623
Other	11	(2,339)	—	—	—	—	—	(2,328)
Balance at March 31, 2024	$1,343	$488,440	$(19,957)	$(47,520)	$892	$(275,794)	$(1,257)	$146,147
Net income (loss) for second quarter 2024	—	—	—	—	—	7,643	(3)	7,640
Translation adjustment, net of taxes of $0	—	—	—	(1,959)	—	—	—	(1,959)
Other comprehensive loss	—	—	—	—	(5)	—	—	(5)
Comprehensive income								5,676
Equity-based compensation	—	1,800	—	—	—	—	—	1,800
Other	3	(48)	—	—	—	—	—	(45)
Balance at June 30, 2024	$1,346	$490,192	$(19,957)	$(49,479)	$887	$(268,151)	$(1,260)	$153,578
Net loss for third quarter 2024	—	—	—	—	—	(2,998)	—	(2,998)
Translation adjustment, net of taxes of $0	—	—	—	3,358	—	—	—	3,358
Other comprehensive income	—	—	—	—	556	—	—	556
Comprehensive income								916
Equity-based compensation	—	1,481	—	—	—	—	—	1,481
Other	3	(566)	—	—	—	—	—	(563)
Balance at September 30, 2024	$1,349	$491,107	$(19,957)	$(46,121)	$1,443	$(271,149)	$(1,260)	$155,412

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$19,505	$5,557
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization and accretion	27,831	26,367
Impairments and other charges	611	109
Gain on investments	(1,054)	(3,591)
Equity-based compensation expense	5,315	4,904
Recovery of credit losses	(104)	(37)
Amortization and expense of financing costs	1,485	1,123
Loss on debt extinguishment	—	5,535
Gain on sale of assets	(202)	(142)
Non-cash cumulative foreign currency translation adjustment loss from dissolution of Canadian subsidiary	9,516	—
Deferred income tax expense	3,723	1,067
Other non-cash credits	(478)	(760)
Changes in operating assets and liabilities:
Accounts receivable	(10,840)	3,009
Inventories	879	(1,958)
Prepaid expenses and other current assets	4,596	(1,230)
Trade accounts payable and accrued expenses	5,866	(5,884)
Other	1,985	(3,184)
Net cash provided by operating activities	68,634	30,885
Investing activities:
Purchases of property, plant and equipment, net	(53,182)	(45,792)
Proceeds from sale of investments	19,011	—
Proceeds from sale of property, plant and equipment	340	2,656
Purchase of investments	—	(1,021)
Other investing activities	(191)	(287)
Net cash used in investing activities	(34,022)	(44,444)
Financing activities:
Proceeds from credit agreements and long-term debt	292	184,722
Principal payments on credit agreements and long-term debt	(292)	(163,481)
Payments on financing lease obligations	(3,418)	(1,054)
Debt issuance costs	—	(5,956)
Shares withheld for taxes on equity-based compensation	(1,853)	(2,953)
Other financing activities	(1,280)	(1,280)
Net cash provided by (used in) financing activities	(6,551)	9,998
Effect of exchange rate changes on cash	1,929	89
Increase (decrease) in cash and cash equivalents	29,990	(3,472)
Cash, cash equivalents and restricted cash at beginning of period	37,208	52,485
Cash, cash equivalents and restricted cash at end of period	$67,198	$49,013

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$67,146	$48,355
Restricted cash at end of period	52	658
Total cash, cash equivalents and restricted cash at end of period shown in the consolidated statements of cash flows	$67,198	$49,013

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended September 30, 2025 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2025.

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2024 included in our 2024 Annual Report. Other than reporting restricted cash as described below, there have been no significant changes in our accounting policies or the application thereof during the third quarter of 2025.

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

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve-month period. As of September 30, 2025, restricted cash consists of less than $0.1 million held in escrow in connection with our Arkansas development.

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

Mineral Resources Arrangement

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine and lithium contained in the brine. In June 2023, we entered into a memorandum of understanding (“MOU”) with Saltwerx LLC (“Saltwerx”), an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to the Evergreen Unit, and potential bromine and lithium production from brine produced from the unit. We completed an initial preliminary economic assessment in early 2023 for the extraction of the brine and for a bromine processing plant. On January 8, 2024, we announced the completion of a technical resources report for the Evergreen Unit in Arkansas. We capitalized approximately $6.0 million and $28.0 million for the three and nine months ended September 30, 2025, respectively, and $8.7 million and $22.6 million for the three and nine months ended September 30, 2024, respectively, of costs associated with the development of our properties in Arkansas, excluding capitalized interest.

Capitalized Interest

We capitalize interest on significant expenditures for assets that require more than twelve months to prepare for their intended use. Capitalized interest is calculated based on our weighted average borrowing rate applied to accumulated expenditures on qualifying assets, including amortization of deferred financing costs and discounts. Interest capitalization ceases when the asset is substantially complete and ready for its intended use. Capitalized interest is included in the carrying amount of the related assets and will be amortized over their respective useful lives once the assets are placed into service.

We capitalized interest attributed to cost capitalized for the development of our properties in Arkansas of approximately $1.1 million and $3.0 million for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $0.7 million for the three and nine months ended September 30, 2024, respectively. The average effective interest rate used for capitalization during the nine months ended September 30, 2025 was 11.7%.

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, the Brazilian real as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada and Brazil, respectively. The United States dollar is the designated functional currency for most of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange losses are included in other (income) expense, net and totaled $0.1 million and $8.1 million during the three and nine months ended September 30, 2025, respectively, and $0.5 million and $2.8 million during the three and nine months ended September 30, 2024, respectively. Foreign currency exchange losses during the nine months ended September 30, 2025 include recognition of a $9.5 million cumulative foreign currency translation adjustment loss, which was reclassified from accumulated other comprehensive loss due to the dissolution of our former subsidiary in Canada during the three months ended March 31, 2025.

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

Corporate Office Lease

In August 2025, we entered into an operating lease agreement for new corporate office space located in Spring, Texas. The lease term is thirteen years and is expected to commence upon substantial completion of leasehold improvements by the landlord, which are expected to occur in the fourth quarter of 2025 or early 2026. Upon commencement of the lease, we expect to recognize a right-of-use asset and corresponding long-term lease liability of approximately $9.2 million. The lease includes fixed monthly base rent payments totaling approximately $1.8 million annually beginning in early 2028 and continuing through the lease term, including scheduled annual escalations. We also expect to incur additional costs related to facility management and operations, which will be expensed as incurred as variable lease costs.

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Interest paid	$15,098	$16,437
Income taxes paid	$10,333	$4,867

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued capital expenditures	$7,449	$7,131

New Accounting Pronouncements

Standards not yet adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification 606. The update is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods with early adoption is permitted. We are assessing the effect of this update on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 requires additional disclosures about certain expenses included in the income statement, including purchases of inventory, employee compensation, intangible asset amortization and depreciation. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures, but does not expect it to have a significant impact on its consolidated financial statements upon adoption as the standard expands disclosures only.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The new standard requires companies to disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures, but does not expect it to have a significant impact on its consolidated financial statements upon adoption as the standard expands disclosures only.
NOTE 2 – REVENUE

Revenue from Contracts with Customers

Our contract asset balances, primarily associated with contractual invoicing milestones and/or customer documentation requirements, were $22.4 million and $30.4 million as of September 30, 2025 and December 31, 2024, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $4.2 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively, and vary based on the timing of invoicing and performance obligations being met. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. We recognized approximately $0.3 million and $0.2 million during the three and nine months ended September 30, 2025, respectively, and $3.4 million and $2.5 million of revenue during the three and nine months ended September 30, 2024, respectively, deferred in unearned income as of the beginning of the period. During the nine months ended September 30, 2025 and September 30, 2024, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 9 - “Industry Segments.” In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Completion Fluids & Products
United States	$46,331	$33,363	$163,816	$116,361
International	43,933	31,768	128,910	126,071
	90,264	65,131	292,726	242,432
Water & Flowback Services
United States	53,820	59,808	164,608	185,283
International	9,155	16,761	26,917	36,892
	62,975	76,569	191,525	222,175
Total Revenue
United States	100,151	93,171	328,424	301,644
International	53,088	48,529	155,827	162,963
	$153,239	$141,700	$484,251	$464,607

NOTE 3 – INVENTORIES

Components of inventories as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Finished goods	$87,266	$90,919
Raw materials	5,271	1,599
Parts and supplies	11,603	7,297
Work in progress	1,720	1,882
Total inventories	$105,860	$101,697

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.
NOTE 4 – INVESTMENTS

Our investments as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Investment in Kodiak	$—	$18,393
Investment in Standard Lithium	2,696	1,168
Other investments	7,713	8,598
Total Investments	$10,409	$28,159

In January 2025, we sold our Kodiak Gas Services, Inc. (NYSE: KGS) (“Kodiak”) shares for proceeds of $19.0 million, net of transaction and broker fees. During the nine months ended September 30, 2025, we recorded a net gain of $0.6 million from the sale of our Kodiak shares.

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

See Note 7 - “Fair Value Measurements” for further information.
NOTE 5 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of September 30, 2025 and December 31, 2024 consists of the following:

	Scheduled Maturity	September 30, 2025	December 31, 2024

		(in thousands)
Term Credit Agreement(1)	January 1, 2030	$180,924	$179,696
Total long-term debt		$180,924	$179,696
(1) Net of unamortized discount of $4.4 million and $5.0 million as of September 30, 2025 and December 31, 2024, respectively, and net of unamortized deferred financing costs of $4.7 million and $5.3 million as of September 30, 2025 and December 31, 2024, respectively.

Term Credit Agreement

Pricing on the Term Credit Agreement is the secured overnight financing rate (“SOFR”) plus 5.75%. The interest rate per annum on borrowings under the Term Credit Agreement is 10.01% as of September 30, 2025 and the maturity date of the Term Credit Agreement is January 1, 2030. The Term Credit Agreement includes a $75.0 million delayed-draw term loan available until January 12, 2026 to provide capital to advance our Arkansas bromine processing project. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum.

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

ABL Credit Agreement

As of September 30, 2025, we had no borrowings outstanding and $0.2 million letters of credit or guarantees under our ABL Credit Agreement. Deferred financing costs of $1.0 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively, were classified as other long-term assets on the accompanying consolidated balance sheet as there was no outstanding balance on our ABL Credit Agreement. As of September 30, 2025, our ABL Credit Agreement provides, with certain restrictions, for a senior secured revolving credit facility of up to $100.0 million with a $25.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, and a swingline loan sublimit of $11.5 million. The ABL Credit Agreement matures on May 13, 2029. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $60.7 million under this agreement.

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

Swedish Credit Facility

The Company has a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of September 30, 2025, we had no balance outstanding and availability of approximately $5.3 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2025 and the Company intends to renew it annually.

Finland Credit Agreement

The Company also has an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of September 30, 2025, there were $1.6 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2026 and the Company intends to renew it annually.

Covenants

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of September 30, 2025, we are in compliance with all covenants under the credit agreements.
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

There have been no material developments in our legal proceedings during the quarter ended September 30, 2025. For additional discussion of our legal proceedings, please see our 2024 Annual Report.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of September 30, 2025, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Division’s supply agreements was approximately $49.4 million, including $2.3 million for the remainder of 2025, $30.5 million in 2026, $15.6 million in 2027, and $1.0 million in 2028. As of September 30, 2025, we also have commitments of $21.0 million related to long-lead power infrastructure for our Completion Fluids & Products Division’s bromine plant in Arkansas, including $7.5 million due during the remainder of 2025 and $13.5 million due over five years beginning after electric service is available.

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

The change in our investments for the three and nine months ended September 30, 2025 and September 30, 2024 are as follows:

	Three Months Ended September 30, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$1,568	$7,403	$8,971
Unrealized gain (loss) on equity securities	1,128	(11)	1,117
Unrealized loss on embedded option	—	(21)	(21)
Unrealized gain on convertible note, excluding embedded option	—	342	342
Investment balance at end of period	$2,696	$7,713	$10,409

	Three Months Ended September 30, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$13,279	$—	$7,148	$20,427
Purchase of investments	—	1,000	21	1,021
Reclassification between Level 2 and Level 3 fair value	—	350	(350)	—
Unrealized gain on equity securities	1,072	38	193	1,303
Unrealized loss on embedded option	—	—	(553)	(553)
Unrealized gain on convertible note, excluding embedded option	—	—	556	556
Investment balance at end of period	$14,351	$1,388	$7,015	$22,754

	Nine Months Ended September 30, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$19,561	$1,388	$7,210	$28,159
Sale of investments	(18,393)	—	—	(18,393)
Reclassification between Level 2 and Level 3 fair value	—	(1,388)	1,388	—
Unrealized gain (loss) on equity securities	1,528	—	(188)	1,340
Unrealized loss on embedded option	—	—	(904)	(904)
Unrealized gain on convertible note, excluding embedded option	—	—	207	207
Investment balance at end of period	$2,696	$—	$7,713	$10,409

	Nine Months Ended September 30, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$10,154	$—	$7,200	$17,354
Purchase of investments	—	1,000	21	1,021
Reclassification between Level 2 and Level 3 fair value	—	350	(350)	—
Unrealized gain on equity securities	4,197	38	1,070	5,305
Unrealized loss on embedded option	—	—	(1,714)	(1,714)
Unrealized gain on convertible note, excluding embedded option	—	—	788	788
Investment balance at end of period	$14,351	$1,388	$7,015	$22,754

Recurring fair value measurements by valuation hierarchy as of September 30, 2025 and December 31, 2024 are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Description	September 30, 2025	(Level 1)	(Level 3)
	(in thousands)
Investment in Standard Lithium	$2,696	$2,696	$—
Other investments	7,713	—	7,713
Total investments	$10,409

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment in Kodiak	$18,393	$18,393	$—	$—
Investment in Standard Lithium	1,168	1,168	—	—
Other investments	8,598	—	1,388	7,210
Total investments	$28,159

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

NOTE 8 – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Number of weighted average common shares outstanding	133,419	131,579	132,978	131,100
Assumed vesting of equity awards	1,418	450	872	993
Average diluted shares outstanding	134,837	132,029	133,850	132,093

NOTE 9 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Division and Water & Flowback Services Division.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended
	September 30, 2025
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$90,264	$62,975	$—	$153,239
Cost of product sales and services	57,571	49,807	—	107,378
Depreciation, amortization and accretion	2,263	7,136	92	9,491
General and administrative expense	6,993	5,741	12,506	25,240
Operating income (loss)	23,437	291	(12,598)	11,130
Interest (income) expense, net	(170)	34	4,584	4,448
Other (income) expense, net	(1,707)	205	79	(1,423)
Income (loss) from continuing operations before taxes	$25,314	$52	$(17,261)	$8,105

Capital expenditures	$9,857	$5,882	$—	$15,739

	Nine Months Ended
	September 30, 2025
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$292,726	$191,525	$—	$484,251
Cost of product sales and services	174,480	153,809	—	328,289
Depreciation, amortization and accretion	6,654	20,897	280	27,831
Impairments and other charges	—	611	—	611
General and administrative expense	20,576	16,291	37,766	74,633
Operating income (loss)	91,016	(83)	(38,046)	52,887
Interest (income) expense, net	(587)	40	13,913	13,366
Other (income) expense, net	(2,520)	9,983	(569)	6,894
Income (loss) from continuing operations before taxes	$94,123	$(10,106)	$(51,390)	$32,627

Capital expenditures	$37,223	$15,878	$81	$53,182

	September 30, 2025
Total assets	$341,169	$160,331	$153,674	$655,174

	Three Months Ended
	September 30, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$65,131	$76,569	$—	$141,700
Cost of product sales and services	38,324	60,067	—	98,391
Depreciation, amortization and accretion	2,416	6,328	93	8,837
Impairments and other charges	—	—	109	109
General and administrative expense	6,055	5,572	10,779	22,406
Operating income (loss)	18,336	4,602	(10,981)	11,957
Interest (income) expense, net	(942)	(5)	6,043	5,096
Other (income) expense, net	159	(67)	(807)	(715)
Income (loss) from continuing operations before taxes	$19,119	$4,674	$(16,217)	$7,576

Capital expenditures	$11,215	$3,358	$—	$14,573

	Nine Months Ended
	September 30, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$242,432	$222,175	$—	$464,607
Cost of product sales and services	150,815	178,598	—	329,413
Depreciation, amortization and accretion	7,164	18,945	258	26,367
Impairments and other charges	—	—	109	109
General and administrative expense	19,739	14,533	32,569	66,841
Operating income (loss)	64,714	10,099	(32,936)	41,877
Interest (income) expense, net	(1,346)	139	18,440	17,233
Loss on debt extinguishment	—	—	5,535	5,535
Other (income) expense, net	496	1,409	(4,146)	(2,241)
Income (loss) from continuing operations before taxes	$65,564	$8,551	$(52,765)	$21,350

Capital expenditures	$29,271	$16,311	$210	$45,792

	December 31, 2024
Total assets	$290,788	$158,475	$155,932	$605,195
NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through October 28, 2025, the date the financial statements were available to be issued.

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
Business Overview

We are an energy services and solutions company with operations on six continents focused on developing environmentally conscious services and solutions that help make people's lives better. In addition to providing products and services to the oil and gas industry and calcium chloride for diverse applications, TETRA is expanding into the low-carbon energy market with chemistry expertise, key mineral acreage, and global infrastructure, helping to meet the demand for sustainable energy in the twenty-first century. We are also developing and pilot testing technologies to treat and desalinate produced water from oil wells for beneficial reuse, including surface discharge. We are currently composed of two segments – Completion Fluids & Products Division and Water & Flowback Services Division.

Consolidated revenue for the first nine months of 2025 of $484.3 million increased compared to the prior year due to strong results from our Completion Fluids & Products Division driven by continued strength in our offshore and industrial calcium chloride businesses, which offset expected weaker United States onshore activity in our Water & Flowback Services Division.

Completion Fluids & Products Division revenues for the first nine months of 2025 increased compared to the first nine months of 2024, led by deepwater Gulf of America as we completed the three-well CS Neptune project. The Completion Fluids & Products division also benefited from another seasonally strong industrial chemicals calcium chloride business in Northern Europe.

Our Water & Flowback Services revenues decreased slightly compared to the second quarter of 2025 and decreased 13.8% compared to the first nine months of 2024, outperforming the declining onshore activity in the United States. Water & Flowback Services also decreased following the sale of early production facilities in Latin America in 2024. Water & Flowback Services operating margins decreased from the prior year reflecting the lower onshore activity, as well as costs to close underperforming service lines in the United States. We continue to take proactive actions to reduce costs, right size our support structure, minimize capital expenditures and close underperforming service lines within Water & Flowback Services.

We remain committed to pursuing initiatives that leverage our completion fluids and fluids chemistry expertise, our significant bromine and lithium assets and technologies, and our leading calcium chloride production capabilities. In September 2025, we published an updated definitive feasibility study and updated our technical resources report with respect to bromine, lithium, magnesium, manganese and other key minerals from our Evergreen Brine Unit. To meet the accelerating demand for our deepwater completion fluids and battery storage electrolyte, reduce reliance on third-party suppliers and gain access to a lower cost of supply, we continue to advance our bromine processing plant in Arkansas. We are on target to complete site preparation, have power infrastructure in place and finish installation of the bromine tower by the end of 2025. We expect the facility to be operational by the end of 2027 with first production in 2028.

We are prioritizing our strategic initiatives on projects that can immediately impact our near-term results, focused on TETRA CS Neptune fluids, TETRA PureFlow+ electrolyte and our TETRA Oasis Total Desalination Solution ("TDS"), an end-to-end water treatment and desalination solution for re-use and mineral extraction applications for produced water from oil and gas wells. We completed installation of our bulk electrolyte tanker loading system at our West Memphis plant and expect a significant increase in electrolyte volumes in early 2026. Following the commercial announcement of our Oasis TDS water desalination technology, we engaged a third-party firm and launched the engineering design of a first commercial plant. The front-end engineering design has been completed, and the estimated capital and operating expenses are within our internal projections. We are very encouraged by our prospects to provide a solution that will enable the industry to desalinate and reuse produced water for agricultural, industrial, and other beneficial purposes.

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

Three months ended September 30, 2025 compared with three months ended June 30, 2025.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2025	2025
	(in thousands, except percentages)
Revenues	$153,239	$173,872	$(20,633)	(11.9)%
Cost of product sales and services	107,378	116,346	(8,968)	(7.7)%
Depreciation, amortization and accretion	9,491	9,189	302	3.3%
Impairments and other charges	—	93	(93)	(100.0)%
Gross profit	36,370	48,244	(11,874)	(24.6)%
General and administrative expense	25,240	25,259	(19)	(0.1)%
Operating income	11,130	22,985	(11,855)	(51.6)%
Interest expense, net	4,448	4,194	254	6.1%
Other income, net	(1,423)	(645)	778	120.6%
Income from continuing operations before taxes	8,105	19,436	(11,331)	(58.3)%
Income tax expense	3,954	8,131	(4,177)	(51.4)%
Net income attributable to TETRA stockholders	$4,151	$11,305	$(7,154)	(63.3)%

Consolidated revenues decreased sequentially as a result of lower activity for the Completion Fluids & Products division, primarily due to the three-well CS Neptune project completed in the second quarter and lower sales volumes following the strong Northern European industrial chemicals seasonal impact in the second quarter. See Divisional Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit decreased primarily due to lower activity levels from the Completion Fluids & Products Division, partially offset by stronger operating margins from our Water & Flowback Services Divisions. See Divisional Comparisons section below for additional discussion.

Consolidated general and administrative expense decreased slightly as lower professional services expenses were offset by higher incentive compensation expenses.

Consolidated other income, net, increased compared to the prior quarter primarily due to a $0.6 million increase in unrealized gains on our investment in Standard Lithium as the result of an increase in the share price and a $0.8 million decrease in losses on investments in a private company, partially offset by $0.9 million decrease in foreign exchange gains, primarily in Europe and Brazil.

Consolidated income tax expense decreased $4.2 million compared to the prior quarter primarily due to the lower income before taxes. Our consolidated effective tax rate for the three months ended September 30, 2025 was 48.8%.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2025	2025
	(in thousands, except percentages)
Revenues	$90,264	$109,445	$(19,181)	(17.5)%
Gross profit	30,430	44,637	(14,207)	(31.8)%
Operating income	23,437	37,737	(14,300)	(37.9)%

Revenues for our Completion Fluids & Products Division decreased sequentially due to the successful completion of the final two TETRA CS Neptune wells in the Gulf of America during the prior quarter, as well as the seasonally strong calcium chloride business in Northern Europe in the second quarter, partially offset by higher revenues from deepwater projects in South America.

Gross profit and operating income for our Completion Fluids & Products Division decreased compared to the prior quarter consistent with lower revenues mentioned above. Operating margins decreased primarily due to the effect of changes in product mix, including the impact of higher-margin CS Neptune fluid sales in the second quarter. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Water & Flowback Services Division

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2025	2025
	(in thousands, except percentages)
Revenues	$62,975	$64,427	$(1,452)	(2.3)%
Gross profit	6,032	3,701	2,331	63.0%
Operating income (loss)	291	(1,114)	1,405	NM(1)
 (1) Percent change is not meaningful

Revenues for our Water & Flowback Services Division decreased slightly compared to the prior quarter driven by decreased flowback activity in key markets in the United States related to an overall decline in United States onshore activity.

Gross profit and operating income (loss) for our Water & Flowback Services Division increased compared to the previous quarter primarily due to the non-recurrence of costs to close underperforming service lines in the United States during the prior quarter. Our continued focus on automation, including increased utilization of our TETRA SandStorm and Auto-Drillout units, also mitigated margin erosion in a weaker environment. This operating margin increase was partially offset by a $0.9 million increase in general and administrative expense due to an increase in compensation expense.

Corporate Overhead

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2025	2025
	(in thousands, except percentages)
Depreciation and amortization	$92	$94	$(2)	(2.1)%
General and administrative expense	12,506	13,544	(1,038)	(7.7)%
Interest expense, net	4,584	4,483	101	2.3%
Other (income) expense, net	79	(695)	(774)	NM(1)
Loss from continuing operations before taxes	$(17,261)	$(17,426)	$(165)	(0.9)%
 (1) Percent change is not meaningful

Corporate overhead loss from continuing operations before taxes slightly decreased compared to the prior quarter primarily due to a $1.0 million decrease in general and administrative expenses primarily from lower professional services expenses, partially offset by a $0.9 million decrease in foreign exchange gains on intercompany dividends and foreign currency hedges during the prior quarter.
Nine months ended September 30, 2025 compared with nine months ended September 30, 2024.
Consolidated Comparisons

	Nine Months Ended
	September 30,		Period to Period Change
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenues	$484,251	$464,607	$19,644	4.2%
Cost of product sales and services	328,289	329,413	(1,124)	(0.3)%
Depreciation, amortization and accretion	27,831	26,367	1,464	5.6%
Impairments and other charges	611	109	502	460.6%
Gross profit	127,520	108,718	18,802	17.3%
General and administrative expense	74,633	66,841	7,792	11.7%
Operating income	52,887	41,877	11,010	26.3%
Interest expense, net	13,366	17,233	(3,867)	(22.4)%
Loss on debt extinguishment	—	5,535	(5,535)	(100.0)%
Other (income) expense, net	6,894	(2,241)	(9,135)	NM(1)
Income from continuing operations before taxes	32,627	21,350	11,277	52.8%
Income tax expense	13,122	9,963	3,159	31.7%
Income from continuing operations	19,505	11,387	8,118	71.3%
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(5,830)	(5,830)	(100.0)%
Net income	19,505	5,557	13,948	251.0%
Loss attributable to noncontrolling interests	—	3	(3)	(100.0)%
Net income attributable to TETRA stockholders	$19,505	$5,560	$13,945	250.8%
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

Consolidated general and administrative expenses increased compared to the prior year due to higher professional services, incentive compensation and other expenses.

Interest expense, net decreased $3.9 million due to lower interest rates on our Term Credit Agreement as well as an increase in the interest expense capitalized for our Arkansas development.

Consolidated loss on debt extinguishment decreased $5.5 million from non-cash unamortized finance costs expensed in connection with the repayment of our prior Term Credit Agreement in January 2024.

Consolidated other (income) expense, net, changed compared to the prior year in part due to a $5.3 million increase in foreign exchange loss, including recognition of the cumulative currency translation adjustment loss associated with the dissolution of a former subsidiary in Canada in the first quarter of 2025, partially offset by lower currency losses in South America. In addition, investment income decreased, including a $3.9 million decrease in unrealized gains and a $0.4 million decrease in dividends from our investment in Kodiak Gas Services Inc. (“Kodiak”) stock which we sold in January 2025, partially offset by a $1.9 million increase in unrealized gain from our investment in Standard Lithium.

Consolidated income tax expense increased $3.2 million compared to the prior year primarily due to the higher income before taxes. Our consolidated effective tax rate for the current year is 40.2%, compared to 46.7% during the prior year. Our effective tax rate decrease was primarily the result of a $1.2 million out-of-period adjustment recorded during the period ended March 31, 2025, which reduced the current year income tax expense. In addition, a significant portion of prior year income was generated in jurisdictions for which we were not able to utilize net operating losses, including Argentina, where taxes were significantly impacted by the sale of the early production facility expansion as well an inflation adjustment required under local law.

Divisional Comparisons

Completion Fluids & Products Division

	Nine Months Ended
	September 30,		Period to Period Change
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenues	$292,726	$242,432	$50,294	20.7%
Gross profit	111,592	84,453	27,139	32.1%
Operating income	91,016	64,714	26,302	40.6%

Revenues for our Completion Fluids & Products Division increased primarily due to stronger volumes from our deepwater completion fluids products and the completion of three CS Neptune wells in the Gulf of America during the first and second quarters of 2025. Additionally, strong results from our Northern Europe industrial chemical sales and North America TETRA PureFlow ultra-pure zinc bromide electrolyte sales contributed to the increase.

Gross profit and operating income for our Completion Fluids & Products Division increased compared to the prior year due to higher revenues described above. Operating margins improved primarily due to the effect of changes in product mix, including the higher-margin deepwater completion fluids products. Our profitability in future periods will continue to be affected by the timing of and the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Water & Flowback Services Division

	Nine Months Ended
	September 30,		Period to Period Change
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenues	$191,525	$222,175	$(30,650)	(13.8)%
Gross profit	16,208	24,632	(8,424)	(34.2)%
Operating income (loss)	(83)	10,099	(10,182)	(100.8)%

Revenues for our Water & Flowback Services Division decreased due to lower United States drilling and completion activity as well as lower service revenues following the sale of early production facilities in Latin America in 2024.

Gross profit and operating income (loss) for our Water & Flowback Services Division decreased reflecting lower activity in the United States onshore market and a $1.8 million increase in general and administrative expense due to higher compensation expense and costs to close underperforming service lines in the United States.

Corporate Overhead

	Nine Months Ended
	September 30,		Period to Period Change
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$280	$258	$22	8.5%
Impairments and other charges	—	109	(109)	100.0%
General and administrative expense	37,766	32,569	5,197	16.0%
Interest expense, net	13,913	18,440	(4,527)	(24.5)%
Loss on debt extinguishment	—	5,535	(5,535)	(100.0)%
Other income, net	(569)	(4,146)	(3,577)	(86.3)%
Loss from continuing operations before taxes	$(51,390)	$(52,765)	$(1,375)	(2.6)%

Corporate overhead loss from continuing operations before taxes decreased primarily due to a $5.5 million loss associated with the early extinguishment of our prior term credit agreement in January 2024 and a $3.9 million decrease in unrealized gains related to share price changes of our investment in Kodiak which we sold in January 2025. In addition, interest expense, net decreased $4.5 million due to lower interest rates on our Term Credit Agreement as well as an increase in the interest expense capitalized for our Arkansas development. These decreases were partially offset by a $5.2 million increase in general and administrative expenses primarily from an increase in professional services and incentive compensation expenses.
Liquidity and Capital Resources

We believe that our capital structure allows us to meet our financial obligations on both a short-term and long-term basis. Our liquidity at the end of the third quarter was $208.1 million. Liquidity is defined as unrestricted cash plus availability of $75 million under the delayed draw from our Term Credit Agreement and availability under our credit agreements. Information about the terms and covenants of our debt agreements can be found in Note 5 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash are as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Operating activities	$68,634	$30,885
Investing activities	$(34,022)	$(44,444)
Financing activities	$(6,551)	$9,998

Operating Activities

Consolidated cash flows provided by operating activities increased compared to the first nine months of 2024 primarily due to an increase in operating income and working capital changes.

Investing Activities

Total cash capital expenditures during the first nine months of 2025 were $53.2 million, which reflects increased expenditures for advancement of our Arkansas brine resource development and additions to accommodate industry-wide activity. Our Completion Fluids & Products Division spent $37.2 million on capital expenditures, including $28.0 million for our Arkansas brine resource development, such as preparing the site and bromine tower for the plant. Our Water & Flowback Services Division spent $15.9 million on capital expenditures to maintain, automate and upgrade its water management and flowback equipment fleet.

Investing activities during the first nine months of 2025 also included $19.0 million of proceeds from the sale of our Kodiak stock, net of broker commissions and fees.

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine, lithium, magnesium, manganese and other key minerals contained in the brine. Additional information on these resources is described in Part I, “Item 2. Properties” in our 2024 Annual Report. The extraction of lithium and bromine from these brine leases will likely require a significant amount of time and capital, which are subject to further analysis and consideration. In September 2025, we published an updated definitive feasibility study and updated our technical resources report. The updated definitive feasibility study and technical resources report advanced the classification of bromine and lithium resources and increased the totals in the measured and indicated mineral resources categories from our Evergreen Brine Unit. In addition, the report identifies the presence of significant volumes of magnesium and manganese, which together with lithium, have been classified as critical minerals by the United States government. To meet the accelerating demand for our deepwater completion fluids and battery storage electrolyte, reduce reliance on third-party suppliers and gain access to a lower cost of supply, we continue to advance our bromine processing plant in Arkansas. We are on target to complete site preparation, have power infrastructure in place and finish installation of the bromine tower by the end of 2025. We expect the facility to be operational by the end of 2027 with first production in 2028.

We are focused on enhancing shareholder value by capitalizing on our key mineral assets, brine mineral extraction expertise, and deep chemistry competency to expand our offerings into the low carbon energy markets. However, we continue to review all capital expenditure plans carefully. If the forecasted demand for our products and services increases or decreases, and as we proceed with development of brine resources in Arkansas, the amount and timing of planned expenditures on growth and expansion may be adjusted.

Financing Activities

Our financing activities for the first nine months of 2025 include $3.4 million of capital lease payments associated with equipment leased primarily for the early production facilities in Argentina and equipment leases in the United States. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment and fund our key growth initiatives.

For additional information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Other Sources and Uses of Cash

In addition to our credit facilities, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of September 30, 2025, the market value of our investment in Standard Lithium was $2.7 million, with no holding restrictions on our ability to monetize our interests.

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

As of September 30, 2025, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

Long-Term Debt

For information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations and machinery and equipment, as well as a sales-type lease and subleases for certain facilities. In August 2025, we entered into an operating lease agreement for new corporate office space located in Spring, Texas. We have finance leases for certain facility storage tanks and equipment rentals. Information about the terms of our lease agreements can be found in our 2024 Annual Report and Corporate Office Lease in Note 1 - Organization, Basis of Presentation, and Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Quarterly Report.

When we move out of our existing corporate office, which may occur as early as the fourth quarter of 2025, we expect to record a non-cash charge of approximately $8 million, including an approximately $5 million impairment of the right of use asset and accrual of approximately $3 million of estimated facility management and operational costs expected to be incurred between the move date and when our current least expires in December 2027, which are offset by concessions from the new lease during the same period. The impairment amount is subject to change depending on the timing of the move to our new corporate office space and the estimate of costs for the remaining term of our existing corporate office lease. We expect to realize savings from the new corporate office lease compared to the current lease arrangement.

Product Purchase Obligations

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

These forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable, but such forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: economic and operating conditions that are outside of our control, including the trading price of our common stock, and the supply, demand, and prices of oil and natural gas; the availability of adequate sources of capital to us; the effect of inflation on the cost of goods and services; the activity levels of our customers; our operational performance; actions taken by our customers, suppliers, competitors and third-party operators; the availability of raw materials and labor at reasonable prices; risks related to acquisitions and our growth strategy, including our emerging growth initiatives; restrictions under our debt agreements and the consequences of any failure to comply with debt covenants; the effect and results of litigation, commercial disputes, regulatory matters, settlements, audits, assessments, and contingencies; potential regulatory initiatives to restrict hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges; risks related to our foreign operations; risks related to our non-controlling equity investments; information and operational technology risks, including the risk of cyberattack; our health, safety and environmental performance; the effects of consolidation on our customers and competitors; global or national health concerns, including the outbreak of pandemics or epidemics such as the coronavirus (COVID-19); acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current conflict between Russia and Ukraine, the conflict in the Israel-Gaza region, heightened tensions with Iran, including any potential closure of the Strait of Hormuz, and other and continued hostilities in the Middle East, maritime piracy attacks; and statements regarding our beliefs, expectations, plans, goals, future events and performance and other statements that are not purely historical.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. Borrowings under the Term Credit Agreement bear interest at a rate per annum of SOFR plus 5.75%. The Company is required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum. Borrowings under our ABL Credit Agreement, if any, bear interest at an agreed-upon percentage rate spread above SOFR. Borrowings under our Swedish Credit Facility, if any, bear interest at fixed rates of 2.95%. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk. As of September 30, 2025, we had no borrowings outstanding under our ABL Credit Agreement or Swedish Credit Facility. The following table sets forth as of September 30, 2025, the principal amount due under our long-term debt obligations and the respective interest rate.

		Interest	September 30, 2025
	Scheduled Maturity	Rate
			(in thousands)
Term Credit Agreement	January 1, 2030	10.01%	$190,000
TETRA total debt			$190,000

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of September 30, 2025, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, the end of the period covered by this quarterly report.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or officer of TETRA adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
*    Filed with this report.
**    Furnished with this report.
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2025 and 2024; (ii) Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2025 and 2024; (iii) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (iv) Consolidated Statements of Equity for the nine-month periods ended September 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements for the nine months ended September 30, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	October 28, 2025	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	October 28, 2025	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	October 28, 2025	By:	/s/ Katherine Kokenes
Katherine Kokenes
Vice President and Chief Accounting Officer
Principal Accounting Officer