Form 10-K
period 2025-12-31
TETRA TECHNOLOGIES INC
filed 2026-02-25
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO            .
COMMISSION FILE NUMBER 1-13455

TETRA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2148293
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10000 Energy Drive Spring, Texas	77389
(Address of Principal Executive Offices)	(Zip Code)
(281) 367-1983
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TTI	New York Stock Exchange
Preferred Share Purchase Right	N/A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the Registrant was $423,781,136 as of June 30, 2025. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. As of February 23, 2026, TETRA Technologies, Inc. had 134,198,072 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III information is incorporated by reference to the registrant’s proxy statement for its annual meeting of stockholders to be held
May 22, 2026, to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements in this Annual Report are identifiable by the use of the following words, the negative of such words, and other similar words: “anticipates”, “assumes”, “believes”, “budgets”, “could”, “estimates”, “expects”, “forecasts”, “goal”, “intends”, “may”, “might”, “plans”, “predicts”, “projects”, “schedules”, “seeks”, “should”, “targets”, “will”, and “would”.

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
•risks related to acquisitions and our growth strategy, including our emerging growth initiatives;
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
•global or national health concerns, including the outbreak of pandemics or epidemics such as the coronavirus (“COVID-19”);
•acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current conflict between Russia and Ukraine, the conflict in the Israel-Gaza region, heightened tensions with
i

Iran, including any potential closure of the Strait of Hormuz and other continued hostilities in the Middle East, and maritime piracy attacks;
•changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions including legislative, regulatory, trade and policy changes associated with the current administration;
•changes in general economic conditions, natural disasters, adverse weather conditions, financial or political instability, casualty losses and other matters beyond our control; and
•other risks and uncertainties under “Item 1A. Risk Factors” in this Annual Report and as included in our other filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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
•We may not be able to economically extract lithium, bromine or other minerals from the leased acreage in our Arkansas brine leases.
•Failure to effectively and timely execute any of our strategic growth initiatives could have an adverse effect on our business and financial condition.
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
•We may not be able to utilize all or a portion of our net operating loss carryforwards or other tax benefits to offset future taxable income for U.S. federal, U.S. state or non-U.S. tax purposes, which could adversely affect our financial position, results of operations and cash flows. Our Board of Directors adopted a Tax Benefits Preservation Plan, which is designed to preserve our net operating loss carryforwards and other tax benefits.
•We have continuing exposure to abandonment and decommissioning obligations associated with oil and gas properties previously owned by our former subsidiary, Maritech Resources, Inc. (“Maritech”).
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
•Current geopolitical events and macroeconomic conditions could adversely affect our business, financial condition and results of operations.
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
•Increased attention to environmental, social, and governance (“ESG”) matters and conservation measures may adversely impact our or our customers’ business.
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

TETRA is a Delaware corporation incorporated in 1981. Our corporate headquarters are located at 10000 Energy Drive, Spring, Texas, 77389. Our phone number is 281-367-1983 and our website is www.onetetra.com. Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “TTI.”

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

About TETRA

TETRA Technologies, Inc., together with its consolidated subsidiaries, is an energy services and solutions company with operations on six continents focused on developing environmentally conscious services and solutions that help make people’s lives better. In addition to providing products and services to the oil and gas industry and calcium chloride for diverse applications, TETRA is expanding into the low-carbon energy market utilizing our core chemistry expertise, key mineral acreage, and global infrastructure, helping to meet the demand for sustainable energy in the twenty-first century. Our portfolio includes energy services, industrial chemicals and emerging critical minerals opportunities, delivered through our two reporting segments - Completion Fluids & Products and Water & Flowback Services.

Our Completion Fluids & Products Segment manufactures and markets clear brine fluids (“CBFs”), additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The segment also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry, and produces and markets TETRA PureFlow, an ultra-pure zinc bromide, as well as TETRA PureFlow Plus, an ultra-pure zinc bromide/zinc chloride blend, to several battery technology companies.

Our Water & Flowback Services Segment provides onshore oil and gas operators with comprehensive water management services. The segment also provides frac flowback, production well testing, and other associated services in many of the major oil and gas producing regions in the United States, as well as in oil and gas basins in certain countries in Latin America, Europe, and the Middle East.

We continue to pursue a long-term growth strategy that includes expanding our core businesses, domestically and internationally, through the introduction of new technology, organic growth, and accretive acquisitions.

Products and Services

Completion Fluids & Products Segment

Liquid calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, sodium bromide, and blends of such products manufactured by our Completion Fluids & Products Segment are referred to as CBFs in the oil and gas industry. CBFs are salt solutions that have variable densities and are used to control bottom-hole pressures during oil and gas completion and workover operations. The segment sells CBFs and various CBF additives to

United States and international oil and gas exploration and production companies and to other companies that service customers in the oil and gas industry.

    The Completion Fluids & Products Segment provides both stock and custom-blended CBFs based on each customer’s specific needs and the proposed application. It provides a broad range of associated CBF services, including on-site fluids filtration, handling and recycling, wellbore cleanup, custom fluids blending, and fluid management services. The segment’s flagship CBF technology, TETRA Neptune, is comprised of high-density monovalent and divalent fluids that are free of undissolved solids, zinc, priority pollutants, and formate ions. They were developed by TETRA to be environmentally friendly alternatives to traditional zinc bromide high-density completion fluids and environmentally friendly and cost-effective alternatives to cesium formate high-density completion fluids, all of which are used in well completion and workover operations, as well as low-solids reservoir drilling fluids.

    The Completion Fluids & Products Segment offers to repurchase, or “buy-back”, certain used CBFs from customers, which can be reconditioned and recycled. Selling used CBFs back to us reduces the net cost of the CBFs to customers and minimizes our customers’ need to dispose of used fluids. We recondition used CBFs through filtration, blending and the use of proprietary chemical processes, and then market the reconditioned CBFs.

By blending different CBFs and using various additives, we are able to modify the specific density, crystallization temperature, and chemical composition of the CBFs as required to meet our customers’ specific needs. The segment’s fluid engineering personnel determine the optimal CBF blend for a customer’s particular application to maximize its effectiveness and lifespan. Our filtration services use a variety of techniques and equipment to remove particulates from CBFs at the customer’s site so the CBFs can be reused. Filtration also enables recovery of a greater percentage of used CBFs for reconditioning.

The Completion Fluids & Products Segment manufactures liquid and dry calcium chloride and liquid calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide for distribution, primarily into energy markets. Liquid and dry calcium chloride are also sold into water treatment, industrial, cement, food processing, road maintenance, ice melt, agricultural, and consumer products markets. Sodium bromide is also sold into industrial water treatment markets, where it is used as a biocide in recirculated cooling tower waters and in other applications.

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

Our Completion Fluids & Products Segment manufactures liquid calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide at our West Memphis, Arkansas facility. A proprietary process applied at this facility uses bromine and zinc to manufacture zinc bromide. This facility also uses proprietary processes to manufacture calcium bromide and sodium bromide and to recondition and upgrade used CBFs that we have repurchased from our customers.

We are also pursuing low-carbon energy initiatives that leverage our fluids core chemistry competencies, our significant bromine and lithium resources (including our approximately 40,000 gross acres of brine leases in Arkansas) and technologies (see our disclosures titled “Bromine and Lithium Resources” set forth in Part I, “Item 2. Properties” of this Annual Report), and our leading calcium chloride production capabilities. The Completion Fluids & Products Segment manufactures and sells zinc bromide battery electrolyte for the long-duration battery energy storage market.

Bromine is a key mineral component in zinc-bromide energy storage systems and our TETRA PureFlow is an ultra-pure zinc bromide, which has been qualified by several battery technology companies. As artificial intelligence and cloud computing drive rapid growth in data center power demand, scalable long-duration energy storage is becoming increasingly critical. Our proprietary TETRA PureFlow zinc bromide electrolyte is a key input to these systems, supporting safe, non‑flammable performance at utility scale. We have continued our strategic arrangement with Eos Energy Enterprises, Inc. ("Eos") (NASDAQ: EOSE) involving a long-term supply and collaboration agreement to supply our ultra-pure zinc bromide TETRA PureFlow to Eos. TETRA and Eos expect to collaborate for improved battery performance, cost and system life including a solution for the end of a battery’s life using TETRA's extensive experience with reclaiming and recycling zinc bromide. In January 2024, we entered into a preferred supply agreement through December 31, 2027 in which Eos has agreed to purchase 100% of its requirement of zinc bromide products, including TETRA PureFlow zinc bromide, and 75% of its requirement of Eos’ proprietary full electrolyte solution from TETRA, and has provided TETRA a right of first refusal prior to entering into a supply agreement for such products from a third-party. In connection with the supply agreement, TETRA was granted a non-exclusive, non-sub-licensable, non-transferable license to Eos’s proprietary full electrolyte formula, solely in connection with manufacturing and provision of Eos’ proprietary full electrolyte solution to Eos. We completed installation of our bulk electrolyte tanker loading system at our West Memphis plant to supply TETRA PureFlow+ battery electrolyte to Eos as it ramps up its production in early 2026.

We are committed to pursuing low-carbon energy initiatives that leverage our fluids core chemistry competencies, our significant mineral resources, technologies, and our leading calcium chloride production capabilities. During 2022, we completed the maiden inferred bromine and lithium brine resource estimation report for our leased acreage in the Smackover Formation in Southwest Arkansas, as well as a front end engineering and design (“FEED”) study for the design of a brine to bromine processing plant, pipeline and related assets. Completion of this FEED study and reservoir analysis were incremental steps for TETRA to complete an initial and preliminary economic analysis. During 2023, we completed a Technical Report Summary (the “Resources Report”) for our 6,138 acre “Evergreen Brine Unit” in Arkansas, which was most recently updated in September 2025. The Resources Report included both “measured” and “indicated” resources in addition to the “inferred” category.

Water & Flowback Services Segment

Our Water & Flowback Services Segment provides a wide variety of water management services that support hydraulic fracturing in unconventional well completions for domestic onshore oil and gas operators. These services include fresh and produced water analysis, treatment, and recycling, blending and distribution, storage and transfer, engineering, and environmental risk mitigation. The Water & Flowback Services Segment’s patented and patent-pending equipment and processes include advanced hydrocyclones for sand management, certain produced- and fresh-water blending technologies. The Water & Flowback Services Segment seeks to design sustainable solutions that meet the unique needs of each customer in order to maximize operational performance and efficiency and minimize the use of fresh water. These solutions include tailored “last mile” infrastructure to transfer water around well pads in a safe, efficient, and environmentally responsible manner - which consists of water storage ponds, movable storage tanks, a network of water transfer lines, automated transfer and blending of produced water, and water treatment and recycling systems. Our systems also include an automated treatment system that chemically treats produced water through a clarification process and the TETRA Oil Recovery After Production Technology (ORAPT) mobile oil separation system that recovers oil from produced water. Automation has also been deployed across our water management portfolio and across our flowback services offerings, to reduce health, safety and environmental risks and enhance reliability and cost-effectiveness.

In December 2024, we announced the commercial launch of TETRA Oasis Total Desalination Solution ("TETRA Oasis TDS”), a patented end-to-end water treatment and desalination technology designed for beneficial re-use and mineral extraction applications from oil and gas produced water. The United States oil and gas industry is facing an increasingly urgent challenge in managing produced water, particularly in high‑activity regions where wastewater is injected into saltwater disposal wells and rising downhole formation pressures are constraining traditional disposal capacity and increasing regulatory scrutiny. Concurrently, the rapid expansion of data centers is driving incremental demand for reliable and sustainable water supplies. During 2025, our desalination field pilot operation with EOG Resources, Inc (NYSE: EOG, “EOG”) consistently treated produced water to standards meeting U.S. Environmental Protection Agency (“EPA”) and Texas Railroad Commission requirements, as well as customer specifications. Following the commercial announcement of our TETRA Oasis TDS, we engaged a third-party firm and launched the engineering design of a first commercial plant. The front-end engineering design has been completed, and the estimated capital and operating expenses are within our internal projections. We are engaged in commercial discussions with multiple customers for a variety of end markets.

Our Water & Flowback Services Segment also provides frac flowback services, early production facilities and services, production well testing services, and other associated services, including well flow management and evaluation services that enable operators to quantify oil and gas reserves, optimize oil and gas production and minimize oil and gas reservoir damage. In certain basins, water, sand, and other abrasive materials commonly accompany the initial production of natural gas or oil, often under high-pressure and high-temperature conditions and, in some cases, from reservoirs containing high levels of hydrogen sulfide gas. The Water & Flowback Services Segment provides the specialized equipment and qualified personnel to address these impediments to production. Our sand management solutions include our TETRA SandStorm Advanced Cyclone Technology, standard gravity and cyclonic separators, dual pod filter, and horizontal filter system. Our TETRA SandStorm hydrocyclone sand separators and other sand management technology are integrated with our automated control system to provide remote monitoring and control of oil and gas operations in real time. Early production services typically include sophisticated evaluation techniques for reservoir management, including unconventional shale reservoir exploitation and optimization of well workover programs. Frac flowback and production well testing services may include well control, well cleanup and laboratory analysis. These services are used in the completion process after hydraulic fracturing and in the production phase of oil and gas wells.

This segment maintains one of the largest fleets of high-pressure production testing equipment in the United States, including equipment designed to work in environments where high levels of hydrogen sulfide gas are present. The segment has domestic operating locations in Louisiana, New Mexico, Oklahoma, Pennsylvania, and Texas. The segment also has locations in certain countries in Latin America and the Middle East.

Sources of Raw Materials

Our Completion Fluids & Products Segment manufactures calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide for sale to its customers. The segment also recycles used calcium bromide and zinc bromide CBFs repurchased from its oil and gas customers.

The Completion Fluids & Products Segment manufactures liquid calcium chloride, either from underground brine or by reacting hydrochloric acid with limestone. We produce calcium chloride and sodium chloride at our two facilities in San Bernardino County, California, by solar evaporation of pumped underground brine reserves that contain calcium chloride. The underground reserves of this brine are deemed adequate to supply our foreseeable need for calcium chloride at those plants. The segment also purchases liquid and dry calcium chloride from a number of United States and foreign chemical manufacturers.

The Completion Fluids & Products Segment’s primary sources of hydrochloric acid are co-product streams obtained from chemical manufacturers. Substantial quantities of limestone are also consumed when converting hydrochloric acid into calcium chloride. Currently, hydrochloric acid and limestone are generally available from multiple sources.

To produce calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide at our West Memphis, Arkansas facility, we use bromine, hydrobromic acid, zinc, ammonia water and lime as raw materials. There are multiple sources of zinc that we can use in the production of zinc bromide and zinc calcium bromide. We have a long-term supply agreement with LANXESS, AG (“LANXESS”) under which the Completion Fluids & Products Segment purchases its requirements of raw material bromine from LANXESS’ Arkansas bromine production facilities. We executed bridging bromine supply agreements to secure access to additional volumes of bromine through 2027 from LANXESS and other suppliers.

We currently lease over 40,000 gross acres of brine leases near Magnolia, Arkansas, which contain bromine, lithium, magnesium, manganese and other key critical minerals. See our disclosures titled “Mineral Resources” set forth in Part I, “Item 2. Properties” of this Annual Report. The long-term LANXESS bromine supply agreement discussed above provides a secure supply of bromine to support a majority of the segment’s current manufacturing levels. We do, however, continue to evaluate our strategy related to the Arkansas assets and their future development. In addition, we are party to agreements with Standard Lithium Ltd. (“Standard Lithium”) (NYSE: SLI), under which Standard Lithium has the right to explore, produce and extract lithium and lithium derivatives in a portion of our Arkansas leases located outside of the Evergreen Brine Unit as well as additional potential resources in the Mojave region (San Bernardino County) of California. Standard Lithium delivered a notice to exercise this option to acquire those lithium rights in a portion of our Arkansas leases located outside of the Evergreen Brine Unit on October 6, 2023. See Note 2 - “Basis of Presentation and Significant Accounting Policies” and Note 14 - “Fair Value Measurements” in the Notes to Consolidated Financial Statements for further information.

The Water & Flowback Services Segment purchases water management and production testing equipment and components from third-party manufacturers.

Market Overview and Competition

Our operations are highly dependent upon the demand for, and production of, natural gas and oil in the various domestic and international locations in which we operate. Demand for products and services of our Completion Fluids & Products Segment remained resilient despite pandemic impacts on commodity prices in 2020. Following a period of depressed commodity prices during 2020, prices experienced significant recoveries beginning in the second half of 2021 and continued through 2022, but declined slightly during 2023 and remained consistent during 2024.

No single customer provided 10% or more of our total consolidated revenues during the years ended December 31, 2025, 2024, or 2023.

Completion Fluids & Products Segment

Our Completion Fluids & Products Segment provides its products and services to oil and gas exploration and production companies in the United States and certain foreign markets, and to other customers that service such companies. Current areas of market presence include the onshore U.S., the U.S. Gulf of America, the North Sea, Mexico and certain countries in South America, Europe, Asia, the Middle East, and Africa. Customers with deepwater operations frequently use high volumes of CBFs, which can be subject to harsh downhole conditions, such as high pressure and high temperatures. Demand for CBF products is generally driven by offshore completion and workover activity.

The Completion Fluids & Products Segment’s principal competitors in the sale of CBFs to the oil and gas industry are other major international drilling fluids and energy services companies, to many of which we provide products and services. This market is highly competitive and competition is based primarily on service, availability, and price. Customers of the Completion Fluids & Products Segment include significant oilfield service companies, major and independent U.S. and international oil and gas producers, and U.S. and international chemical providers. The segment also sells its CBF products through various distributors.

The Completion Fluids & Products Segment’s liquid and dry calcium chloride products have a wide range of uses outside the energy industry. Non-energy market segments where these products are used include water treatment, industrial, food processing, road maintenance, ice melt, agricultural, and consumer products. As part of our low carbon solutions, we produce and provide end users with zinc bromide, used in zinc-bromine batteries and energy storage. We also sell sodium bromide into industrial water treatment markets as a biocide. Most of these markets are highly competitive. In Europe, our Completion Fluids & Products Segment’s calcium chloride operations market, distribute, sell or offer to sell calcium chloride products in certain European industries. Our principal competitors in the non-energy related calcium chloride markets include Occidental Chemical Corporation and Vitro Corporation in North America and Nedmag B.V. in Europe.

Water & Flowback Services Segment

The Water & Flowback Services Segment provides comprehensive water management and frac flowback services to a wide-range of onshore oil and gas operators located in all active North America unconventional oil and gas basins.

The segment also provides frac flowback services, early production facilities and services, production well testing services, sand filtration, and other associated services in various domestic and international locations, including well flow management and evaluation services that enable operators to quantify oil and gas reserves, optimize oil and gas production, and minimize oil and gas reservoir production damage.

The water management, flowback, and production testing markets are highly competitive, and competition is based on availability of appropriate equipment and qualified personnel, as well as price, quality of service, and safety record. The segment’s skilled personnel, operating procedures, integrated closed-loop water management solution, automation systems, and safety record give us a competitive advantage. Competition in the U.S. water management markets includes Select Water Solutions, Inc. and various regional companies, while competition in onshore U.S. production testing markets is primarily dominated by numerous small, privately owned operators. Halliburton and Schlumberger are competitors in the international production testing markets we serve although we provide these services to their customers on a subcontract basis from time to time. Customers for the Water &

Flowback Services Segment include major integrated and independent U.S. and international oil and gas producers that are active in the areas in which we operate.

Other Business Matters

Human Capital Management

We collaborate as a team to execute for each other, our customers, and our shareholders. As of December 31, 2025, we employed approximately 1,400 people worldwide. None of our U.S. employees are presently covered by a collective bargaining agreement. Our employees outside the U.S. are generally members of labor unions and associations in the countries in which they are employed. We use engagement surveys and exit interviews to, among other things, gauge our employees’ perspective on the company. We ask questions around company culture, if employees would consider working for the company again, or if they recommend working for the company. Based on results, we believe that our relations with our employees are good.

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

Career Development

Our Board of Directors, our chief executive officer, and our vice president of Human Resources, evaluate, from time to time each year, executive development and succession planning to prepare us for future success. The succession planning process covers all senior management positions and certain other key positions. This review of executive talent determines readiness to take on additional leadership roles and identifies developmental opportunities needed to prepare our executives for greater responsibilities. Our short and long-term business strategy is considered when evaluating candidates and their skills.

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

Driving is one of the highest exposure activities that we undertake in our day-to-day operations. We maintain a fleet of DOT and non-DOT vehicles and provide real-time behavior feedback to our drivers via near real-

time monitors. Coupled with Journey Management, vehicle selection guidelines, and driver training, we have a comprehensive approach to reducing our driving exposure and incidents.

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

Our operations in the United States are subject to various evolving environmental laws and regulations that are enforced by the EPA; the Bureau of Safety and Environmental Enforcement (“BSEE”) of the U.S. Department of the Interior; the U.S. Coast Guard; and various other federal, state, and local environmental authorities. Similar laws and regulations, designed to protect the health and safety of our employees and visitors to our facilities, are enforced by the U.S. Occupational Safety and Health Administration, and other state and local agencies and authorities. Some of the primary environmental laws and regulations applicable to our operations include: (i) the Federal Water Pollution Control Act of 1972 (the “Clean Water Act”); (ii) the Resource Conservation and Recovery Act of 1976; (iii) the Clean Air Act of 1977 (“CAA”); (iv) the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”); (v) the Superfund Amendments and Reauthorization Act of 1986; (vi) the Toxic Substances Control Act of 1976; (vii) the Hazardous Materials Transportation Act of 1975; (viii) the Pollution Prevention Act of 1990; and (ix) the Endangered Species Act of 1973 (“ESA”). Our operations outside the United States are subject to various foreign governmental laws and regulations relating to the environment, health and safety, and other regulated activities in the countries in which we operate, which may in some cases impose more stringent requirements than applicable laws in the United States.

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

The CAA and its implementing regulations, and comparable state laws and regulations, regulate the emissions of air pollutants from various industrial sources and impose monitoring and reporting requirements. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere. For example, from time to time the EPA has taken certain steps to regulate methane emissions from the oil gas sector. In December 2023, EPA finalized a rule that, established more stringent OOOO(b) new source and OOOO(c) first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Fines and penalties for violations of these rules can be substantial. The One Big Beautiful Bill Act signed into law on July 4, 2025, postponed the effective date of methane emissions charges until 2034. As a result, while the obligation for the fee remains, implementation is stalled until new rules are developed and take effect, which may not occur until 2034. The final rule may be repealed or modified by the current administration, though we cannot predict the substance or timing of such changes, if any.

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

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors:

Executive Officers:
Brady M. Murphy	President and Chief Executive Officer
Elijio V. Serrano	Senior Vice President and Chief Financial Officer
Matthew J. Sanderson	Executive Vice President and Chief Commercial Officer
Tim Moeller	Senior Vice President of Global Supply Chain and Chemicals
Roy E. McNiven	Senior Vice President of Energy Services Operations
Alicia P. Boston	Senior Vice President, General Counsel, and Chief Compliance Officer
Katherine Kokenes	Vice President and Chief Accounting Officer
Kurt Hallead	Vice President of Investor Relations and Treasurer

Directors:
Thomas R. Bates, Jr.	Adjunct professor in the Finance Department at Texas Christian University
Christian A. Garcia	Former Executive Vice President and Chief Financial Officer of BrandSafway
John F. Glick	Former chief executive officer of Lufkin Industries, Inc.
Angela D. John	Former director of innovation and strategy for New Energy Ventures with the Williams Companies, Inc.
Sharon B. McGee	Founder SDBM Executive and Strategic Advisory, LLC and former vice president at Albemarle Corporation
Julie A. Sloat	Former Chief Executive Officer of American Electric Power
Shawn D. Williams	Former Chief Executive Officer of Nexeo Plastics Holdings, Inc.

Elijio Serrano notified the Company of his intention to retire as Senior Vice President and Chief Financial Officer, effective March 31, 2026. Upon his retirement, Mr. Serrano will be retained as an advisor to Brady Murphy, CEO and President. The board of directors of the Company has appointed Matt Sanderson as Executive Vice President and Chief Financial Officer, effective upon Mr. Serrano's retirement. Until Mr. Serrano's retirement becomes effective and Mr. Sanderson officially assumes the role of Chief Financial Officer, both executives will continue with their existing duties and responsibilities.
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

    For example, West Texas Intermediate oil prices averaged $77.58, $76.63, and $65.45 per barrel during 2023, 2024, and 2025, respectively. Over this same period, U.S. natural gas prices have also been volatile, with the Henry Hub price averaging $2.53, $2.15, and $3.51 per MMBtu during 2023, 2024, and 2025, respectively.

Prolonged volatility and low levels of oil and natural gas prices and supply and demand imbalances generate depressed levels of exploration, development, and production activity. If oil and natural gas prices decline significantly and supply and demand imbalances persist, there would be a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Should current market conditions worsen for an extended period of time, we may be required to record additional asset impairments. Such potential impairment charges could have a material adverse impact on our operating results. See “Changes in the economic environment have resulted, and could further result, in significant impairments of certain of our long-lived assets.”

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

Our operating results in general, and gross profit in particular, are determined by market conditions and the products and services we sell in any period. Other factors, such as heightened competition, changes in sales and distribution channels, availability of skilled labor and contract services, shortages in raw materials, or inability to obtain supplies, such as bromine, at reasonable prices, may also affect the cost of sales and the fluctuation of gross margin in future periods. Although equipment and materials used in providing our products and services to our customers are normally readily available, market conditions could trigger constraints in the supply chain of certain equipment and raw materials used in providing products and services to our customers. If we experience future supply chain disruptions, or if we experience significant increases in the costs of equipment and materials used in providing our products and services, it could have a material adverse effect on our revenues and profitability.

Other factors affecting our operating results and activity levels include oil and natural gas industry spending levels for exploration, completion, production, development, and acquisition activities, and impairments of long-lived assets. Customer consolidation may also lead to reductions in capital spending that could have an adverse effect on our business. In addition, Completion Fluids & Products Segment profitability in future periods will continue to be affected by the mix of its products and services, including the timing of TETRA Neptune completion fluid projects and sales of TETRA PureFlow Plus, which are also dependent upon the success of customer offshore exploration and drilling efforts. If our customers reduce capital expenditures, such reductions may have a negative effect on the demand for many of our products and services and on our revenues and results of operations. A large concentration of our operating activities is located in the Permian Basin region of Texas and New Mexico. Our revenues and profitability are particularly dependent upon oil and natural gas industry activity and spending levels in this region. Our operations may also be affected by technological advances, cost of capital, and tax policies. Adverse changes in any of these other factors may have a material adverse effect on our revenues and profitability.

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

As of December 31, 2025, we held an investment in Standard Lithium, which had a fair value of $3.6 million. Our operating results could be significantly affected by fluctuations in the market value of this investment. In January 2025, we sold our Kodiak Gas Services, Inc. shares for proceeds of $19.0 million, net of transaction and broker fees. The value of our remaining investment in Standard Lithium may be adversely affected by negative changes in Standard Lithium’s results of operations, cash flows and financial position.

As of December 31, 2025, we also held investments valued at approximately $8.3 million in a convertible note, common units, and preferred units issued by two privately-held companies. These convertible notes, common units and preferred units are not publicly traded and may not be offered, sold, transferred or pledged until such units are registered pursuant to an effective registration statement or pursuant to an exemption from registration. These investments will be subject to fair value measurement adjustments which have and will affect our financial results and there can be no assurance that the convertible notes will ultimately be repaid or converted in equity of the issuers.

Changes in the economic environment have resulted, and could further result, in significant impairments of certain of our long-lived assets.

Under U.S. generally accepted accounting principles (“U.S. GAAP”), we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in additional impairments, resulting in decreased earnings. During the three-year period ending December 31, 2025, we recorded a total of $7.2 million of impairments and other charges for certain right-of-use lease assets, inventory and long-lived assets other than goodwill. See Note 5 - “Impairments and other charges” in the Notes to Consolidated Financial Statements for further discussion of impairments. Depressed commodity prices and/or adverse changes in the economic environment could result in a greater decrease in the demand for many of our products and services, which could impact the expected utilization rates of certain of our long-lived assets, including plant facilities, operating locations, and operating equipment.

We are dependent on third-party suppliers for specific products and equipment necessary to provide certain of our products and services.

We sell a variety of CBFs to the oil and gas industry and non-energy markets, including calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, sodium bromide, formate-based brines, and our TETRA Neptune fluids, some of which we manufacture and some of which are purchased from third parties. Sales of these products contribute significantly to our revenues. In our manufacture of calcium chloride, we use brines, hydrochloric acid, and other raw materials purchased from third parties. In our manufacture of brominated CBF products, we use elemental bromine, hydrobromic acid, and other raw materials that are purchased from third parties. There are several raw materials for which there are only a limited number of suppliers or a single supplier. To mitigate potential supply constraints, we enter into supply agreements with particular suppliers. For example, we are currently required to purchase all of our requirements of elemental bromine, up to a certain specified maximum and subject to a specified annual minimum, from LANXESS under a long-term supply agreement. We also evaluate alternative sources of supply to avoid reliance on limited or sole-source suppliers when possible. Although we have long-term supply agreements with LANXESS, there is no assurance that we will have an adequate supply of elemental bromine or the other raw materials required for all of our CBF opportunities, that we will be able to find other long-term supply agreements if needed or that such raw materials will be available at reasonable prices. Economic sanctions and other regulations imposed by the United States and other international countries as a result of the conflict involving Russia and Ukraine, Israel and Gaza region, hostilities in the Middle East, or maritime piracy attacks has disrupted and may again disrupt supplies or affect the prices of certain raw materials. Should the conflict in Ukraine or other international locations further escalate, it is difficult to anticipate the extent to which current or future sanctions could increase our costs, disrupt our supplies, reduce our sales or otherwise affect our operations. Additionally, new or increased tariffs could impact raw material prices and the cost of component parts. If we are unable to acquire these raw materials at reasonable prices, or at all, for a prolonged period, our Completion Fluids & Products Segment business could be materially and adversely affected.

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

We may not be able to economically extract lithium, bromine or other minerals from the leased acreage in our Arkansas brine leases.

In addition to proven bromine reserves, our Arkansas brine leases currently contain probable bromine reserves, inferred, indicated and measured resources of lithium and bromine and measured and indicated resources of magnesium, and we may never convert any of these resources to proven mineral reserves on these properties, or enough of them to justify the decision to engage in the extraction of lithium, bromine, magnesium and/or other minerals. There can be no assurance that any future exploration efforts on these properties will be successful.

While we continue to evaluate the next steps regarding the potential development of our brine leases, we have only very recently completed a definitive feasibility study with respect to bromine and an updated technical resources report for our Evergreen Brine Unit, and we are not currently able to determine the economic viability of the extraction of the lithium and bromine from the leased acreage. In addition, the extraction of lithium, bromine, magnesium and other minerals from these brine leases will likely require a significant amount of time and capital, which may exceed current estimates and which may not be available to us on acceptable terms or at all. In September 2025, we published an updated definitive feasibility study and updated our technical resources report with respect to bromine, lithium, magnesium, manganese and other key minerals from our Evergreen Brine Unit. Prior to producing magnesium, lithium and/or bromine from TETRA’s brine leases, including the Evergreen Brine Unit, we must complete a lithium FEED study and a feasibility study for our lithium acreage, validate the lithium technologies used before lithium production begins, coordinate with the local utility co-op for the construction of power infrastructure to supply electricity to our plant site, complete detailed engineering for a processing facility, obtain permits for our extraction activities which could be subject to delays or onerous conditions, as well as finalize any contractual agreements with our potential joint venture partners, Saltwerx and Magrathea Metals, Inc. (“Magrathea”). We and Saltwerx continue to evaluate the potential development of and the negotiation of the joint venture for the Evergreen Brine Unit and are continuing to advance the engineering studies required to more precisely define the lithium project economics. Unless and until we finalize any contractual agreements with Saltwerx, including a joint venture agreement, our relationship with Saltwerx will be governed by the Memorandum of Understanding (“MOU”) and the Brine Unit Operating Agreement approved by the Arkansas Oil and Gas Commission. See “Item 2. Properties—Bromine and Lithium Resources” for more information regarding the MOU. In addition, we signed a term sheet with Magrathea regarding a potential joint venture and we are evaluating the potential development of our magnesium resources and the negotiation of a joint venture with respect to magnesium from our brine leases. As a result of these uncertainties, no assurance can be given that any future exploration programs will result in the discovery of commercially viable mineral resources or reserves.

Failure to effectively and timely execute any of our strategic growth initiatives could have an adverse effect on our business and financial condition.

Our future success may depend on our ability to effectively execute on our strategic growth initiatives, including our low carbon energy initiatives. This strategy depends on our ability to effectively identify, develop, and scale new technologies, such as TETRA Oasis TDS, expand application of our global infrastructure and chemistry expertise and on the economic viability of the extraction of lithium, bromine and other minerals from our Arkansas brine leases. In addition, the demand for our new technologies or products, such TETRA Oasis TDS and TETRA PureFlow Plus, may not materialize as expected. Furthermore, execution of our strategic growth initiatives are subject to a number of permitting, real estate, and project development risks, which could delay, limit, or even prevent the successful execution of these initiatives. Moreover, we cannot guarantee that the strategic growth initiatives we may identify will meet the expectations of our various stakeholders. Even if successful, we could face increased costs from our pursuit of our strategic growth initiatives. For example, the exploration, development and extraction of bromine, lithium and other minerals from our Arkansas brine leases will likely require significant time and capital, and there is no guarantee of a return from these operations. Our strategic growth initiatives may also depend in part on successful development of partnerships with other companies, such as our partnership and investments in privately-held companies and our MOU and potential joint venture partnership with Saltwerx and potential joint venture with Magrathea, and such partners’ execution of their own respective projects and business strategies. Moreover, successful execution of these initiatives may turn on the timely issuance of permits or other authorizations for activities, which we cannot control. If we, or the projects or partners we invest in, fail to execute our strategic growth initiatives as planned, or if execution of such initiatives requires more time and capital than expected, demand for our technologies, services and mineral assets and consequently, our business, results of operations and financial condition could be adversely affected.

Weather-Related Risks

Certain of our operations are seasonal and depend, in part, on weather conditions. In addition, severe weather, including named windstorms, and severe winter weather, can cause damage and disruption to our businesses.

In certain markets, the Water & Flowback Services Segment’s onshore water management services can be dependent on adequate water supplies being available to our customers. To the extent severe drought or other weather-related conditions prevent our customers from obtaining needed water, frac water operations may not be possible and our Water & Flowback Services Segment business may be negatively affected.

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

During 2025, the closing price for our common stock ranged from a high of $9.40 per share to a low of $2.13 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for companies in industries similar to ours. Some of these fluctuations have been unrelated to operating performance and are attributable, in part, to outside factors such as general economic conditions, including the impact of the ongoing Russia-Ukraine conflict, conflict in the Israel-Gaza region, continued hostilities in the Middle East, maritime piracy attacks, inflation, and fear of a global recession. The volatility of our common stock may make it difficult to resell shares of our common stock at attractive prices.

Our long-term debt agreements contain covenants and other provisions that restrict our ability to take certain actions and may limit our ability to operate or grow our business in the future.

As of December 31, 2025, our total long-term debt outstanding of $181.4 million consisted of the carrying amount outstanding under our Term Credit Agreement, which matures in January 2030. We also have availability under our Asset-Based Credit Agreement (the “ABL Credit Agreement”), and under our revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”).

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

Our continuing ability to comply with covenants in our Long-Term Debt Agreements depends largely upon our ability to generate adequate earnings and operating cash flow. Our failure to comply with these covenants could result in an event of default. If there were an event of default under our Long-Term Debt Agreements, or any future instruments governing our indebtedness, the holders of the affected indebtedness could declare all of the affected indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. If amounts outstanding under the ABL Credit Agreement were accelerated, the lenders under the ABL Credit Agreement could foreclose on the liens securing such agreement, and we could lose the assets securing such agreement. Any event of default under our Long-Term Debt Agreements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to utilize all or a portion of our net operating loss carryforwards or other tax benefits to offset future taxable income for U.S. federal, U.S. state or non-U.S. tax purposes, which could adversely affect our financial position, results of operations and cash flows. Our Board of Directors adopted a Tax Benefits Preservation Plan, which is designed to preserve our net operating loss carryforwards and other tax benefits.

As of December 31, 2025, we had deferred tax assets associated with U.S. federal, U.S. state, and non-U.S. net operating loss carryforwards (“NOLs”) equal to approximately $66.3 million, $8.5 million, and $9.1 million, respectively. In the jurisdictions in which NOLs are subject to an expiration period, our NOLs, if not utilized, will expire at various dates beginning in 2026 through 2041.

We may be limited in the portion of our NOLs that we can use in the future to offset taxable income for U.S. federal, U.S. state, and non-U.S. income tax purposes. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured and our future assessments may be materially different from the current estimate.

Under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation experiences an “ownership change,” its NOLs and certain other tax attributes (“Tax Attributes”) could be substantially limited and the timing of the usage of such Tax Attributes could be substantially delayed. A corporation generally will experience an ownership change if one or more stockholders (or group of stockholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a testing period (generally, a rolling three-year period). Utilization of our Tax Attributes may be subject to a significant annual limitation as a result of prior or future “ownership changes.” Determining the limitations under Section 382 is technical and highly complex, and no assurance can be given that, upon further analysis, our ability to utilize our NOLs or other Tax Attributes will not be limited to a greater extent than we currently anticipate.

Our Board of Directors has adopted the Tax Plan to preserve the availability of our Tax Attributes. The Tax Plan contributes to the preservation of our Tax Attributes by deterring certain acquisitions of our common stock, and is intended to reduce the risk that an ownership change under Section 382 occurs. There can be no assurances, however, that the deterrent mechanism will be effective, and, therefore, such acquisitions may still occur. In addition, the Tax Plan could adversely affect the marketability of our common stock by discouraging existing or potential investors from acquiring our common stock or additional shares of our common stock. If we are unable to use the Tax Attributes in years in which we have taxable income, we would likely pay significantly more in cash tax than if we were able to utilize the Tax Attributes, and those tax costs would negatively impact our financial position, results of operations and cash flows.

We have continuing exposure to abandonment and decommissioning obligations associated with oil and gas properties previously owned by Maritech.

From 2001 to 2012, our former subsidiary, Maritech, acquired, produced, and operated various oil and gas properties in the Gulf of America and eventually sold the various oil and gas producing properties in numerous transactions to different buyers. In connection with those sales, the buyers generally assumed the decommissioning liabilities associated with the properties sold (the “Legacy Liabilities”) and generally became the successor operator. In some cases, we provided guaranties of certain liabilities retained by Maritech, and we provided guaranties to the entities which originally sold the properties to Maritech. To the extent that a buyer, or subsequent buyer, of these properties fails to perform the decommissioning work required, Maritech or we may be required to perform operations to satisfy the Legacy Liabilities.

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

In addition, Maritech and certain other interest owners have received decommissioning orders from BSEE and could receive additional decommissioning orders in the future. Such decommissioning orders received by Maritech and other interest owners relate to asset retirement obligations for certain properties in the Gulf of America. From time to time, we also receive demand notices from third parties related to certain corporate guarantees or other arrangements covering such decommissioning liabilities. While the ultimate outcome of such matters cannot be predicted at this time, if Maritech or other interest owners default, BSEE or third parties may seek to enforce certain corporate guarantees or third party indemnity agreements against us for a portion of such decommissioning obligations, which may be significant. On February 13, 2025, Arena Energy, LLC filed a complaint in the U.S. District Court for the Southern District of Texas seeking indemnification from us and Maritech for decommissioning costs related to a Maritech oil and gas platform in the Gulf of America. The estimated remaining decommissioning costs for such property are approximately $24.5 million, before TETRA’s bond proceeds of $8.1 million. Additionally, on November 3, 2025, Anadarko E&P Onshore LLC (“Anadarko”) filed a complaint in U.S. District Court for the Southern District of Texas for amounts exceeding $27.0 million asserting Maritech and TETRA are allegedly in breach of certain purported obligations to address plugging and abandonment and decommissioning obligations for certain outer continental shelf leases and related infrastructure located in the Gulf of America. While the ultimate outcome of this matter cannot be predicted, we could potentially be liable for an estimated amount in the range of $11.3 million to $27.0 million, before Maritech’s proportionate share of the bond proceeds (approximately $3.9 million), depending on the outcome of negotiations and whether other partners or property owners in the chain of title fulfill their respective obligations under their agreements. Such estimates are based on information known to us as of the time of this report and are subject to change. We are evaluating the allegations included in the complaints and intend to vigorously defend against the claims brought by Arena Energy, LLC and Anadarko, but are presently unable to predict the duration, scope or result of this proceeding. The estimates above exclude attorney fees, which cannot be reasonably determined.

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

The U.S. Department of the Interior also increased its estimates for decommissioning liabilities in the Gulf of America, causing the potential need for additional supplemental bonding and/or other financial assurances to be dramatically increased. When coupled with any volatility with respect to the prices of oil and gas, it is difficult to predict the impact of BOEM’s 2024 rule and regulatory changes already promulgated, and any other changes as may be forthcoming by the U.S. Department of the Interior relating to financial assurance for decommissioning liabilities. We cannot predict what actions, if any, and on what timing, the current administration may take with respect to these matters; however, the ultimate impact of BOEM’s 2024 rule, and other rulemaking, is presently unclear given a recent Executive Order issued by the current administration. Still, any further revisions to the U.S. Department of the Interior’s supplemental bonding requirements that increase their stringency could result in demands for the posting of increased financial assurances by owners and operators in the Gulf of America, including Maritech, Orinoco and the other entities to whom Maritech divested its Gulf of America assets, but such demands cannot be directly placed on us due to the fact that we are only a former parent company of Maritech and are only a guarantor as opposed to an actual lease owner or operator. This may force lease owners and operators of leases and other infrastructure in the Gulf of America to obtain additional surety bonds or other forms of financial assurance, the costs of which could be significant. Moreover, the changes to the bonding and financial assurance program for the Gulf of America (to include loss of supplemental bonding waivers, exceedances of the surety bond market’s ability to meet current demands, and resultant bankruptcies) could increase the risk that we may be required to step in and satisfy remaining decommissioning liabilities of Maritech and any buyer of the Maritech properties, including Orinoco, through our third-party indemnity agreements and private guarantees. Such obligations could be significant and could adversely affect our business, results of operations, financial condition and cash flows.

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

As of December 31, 2025, we had $190.0 million principal outstanding under our Term Credit Agreement and no balance outstanding under our ABL Credit Agreement. These credit facilities consist of floating rate loans that bear interest at an agreed upon percentage rate spread above the secured overnight financing rate (“SOFR”) or an alternate base rate. Whenever we have amounts outstanding under our long-term debt agreements and credit facilities, our cash flows and results of operations will be subject to interest rate risk exposure associated with the debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

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

Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies. Furthermore, the industry may experience a potential shift of priorities driven by changes in the global economy, fluctuating commodity prices and evolving tariffs — all of which could impact upstream oil and gas investment and, in turn, affect demand for our products and services. The level of exploration, development, and production activity is directly affected by oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile. Geopolitical events and macroeconomic conditions have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. We are monitoring the military conflict between Russia and Ukraine, the conflict in the Israel-Gaza region, heightened tensions with Iran, as well as the related export controls and financial and economic sanctions imposed on certain industry sectors and parties involved in such conflicts. We are also monitoring the impact on the Strait of Hormuz as a result of the unrest in the Middle East. If Iran were to close the Strait of Hormuz, we would experience potential shipment delays, cost increases, among others, which could adversely affect our business. The broader consequences of the Russian-Ukrainian conflict and unrest in the Middle East, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of the conflict’s effect on our business and results of operations as well as on the global economy and energy markets.

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

In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the U.S. Environmental Protection Agency (“EPA”), including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charges were set to begin in calendar year 2024; however the One Big Beautiful Bill Act signed into law on July 4, 2025, postponed the effective date of methane emissions charges until 2034. As a result, while the obligation for the fee remains, implementation is stalled until new rules are developed and take effect, which may not occur until 2034. To the extent that the methane emissions charge is implemented in 2034, it could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our other services.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level, though laws such as the IRA 2022 advance numerous climate-related objectives. Following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA adopted regulations that, among other things, established construction and operating permit reviews for GHG emissions from certain large stationary sources, required the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implemented GHG emissions limits on vehicles manufactured for operation in the United States. However, from time to time certain administrations have taken actions to repeal or revise such climate-related actions. For example, in February 2026, the EPA rescinded its 2009 GHG (“GHG”) Endangerment Finding and all subsequent federal GHG emission standards for vehicles and engines of model years 2012 to 2027 and beyond. It is unclear at this time what the effect on the Company will be of this action or whether it will be upheld if challenged in court. For more information, see our disclosures titled “The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.” Given the long-term trend toward increasing regulation, further federal GHG regulations of the oil and gas industry remain a significant possibility. For more information, see our disclosures titled “Health, Safety, and Environmental Affairs Regulation” set forth in Item 1 of this Annual Report. Moreover, certain international jurisdictions continue to impose more stringent regulations with respect to GHGs, and other stakeholders may pressure us or our customers to take additional action beyond any applicable regulatory requirements.

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

There have also recently been increasing financial risks for companies in the fossil fuel sector as certain shareholders currently invested in such companies may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies or seek to require more aggressive action with respect to climate-related risks, although this trend has waned recently and several high-profile banks and institutional investors have withdrawn from various associations that aim to limit financing of industries that emit significant GHG emissions. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities, which could reduce demand for our products and services. Additionally, the SEC published a final rule in March 2024 that would require registrants to make certain climate-related disclosures, including any climate targets and goals, and data on Scope 1 and 2 GHG emissions. However, the future of the rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges. On March 27, 2025, the SEC voted to end its defense of the rules requiring disclosure of climate-related risks and greenhouse gas emissions. On September 12, 2025, the United States Court of Appeals for the Eighth Circuit ordered that the litigation would again be held in abeyance until such time as the SEC reconsiders or renews it defense of the rule. In its order, the Eighth Circuit emphasized that the SEC has the “responsibility to determine whether its Final Rules will be rescinded, repealed, modified, or defended in litigation.” Therefore, unless or until the SEC reconsiders or resumes defending the rules, the litigation will remain paused. Several states have also enacted or are considering enhanced climate-related disclosure requirements. While we cannot predict the final form or substance of these various rules, this may result in additional costs to comply with any such disclosure requirements. Additionally, we cannot predict how financial institutions and investors might consider information disclosed under such rules, and as a result it is possible that we could face increases with respect to the costs of, or restrictions imposed on, our access to capital.

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

Furthermore, our reputation, as well as our stakeholder relationships, could be adversely impacted as a result of, among other things, any failure to meet our ESG plans or goals or stakeholder perceptions of statements made by us, our employees and executives, agents, or other third parties or public pressure from investors or policy groups to change our policies. Certain statements with respect to ESG matters are becoming increasingly subject to heightened scrutiny from public and governmental authorities, as well as other parties, related to the risk of potential “greenwashing.” Additionally, certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that the Company faces increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on the Company’s environmental commitments (such as reducing GHG emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in the Company’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. Moreover, any alleged claims of greenwashing against us or others in our industry may lead to negative sentiment towards our company or industry. To the extent that we are unable to respond timely and appropriately to any negative publicity, our reputation could be harmed. Damage to our overall reputation could have a negative impact on our financial results and require additional resources to rebuild our reputation.

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

We and our affiliates operate in countries where governmental corruption has been known to exist. While we and our subsidiaries have policies designed to enhance our conduct of business in a legal and ethical manner, there is a risk of violating the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, or laws or legislation promulgated pursuant to the 1997 OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions or other applicable anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or keeping business. Violation of these laws could result in monetary penalties against us or our subsidiaries and could damage our reputation and our ability to do business.

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
Item 1C. Cybersecurity.

Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks

We are reliant on the continuous and uninterrupted operation of our various technology systems. User access to our sites and information technology systems are important elements of our operations, as are cloud security and protection against cyber incidents. In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks and private cloud networks, including intellectual property, proprietary business information, critical operating information, information regarding suppliers, customers and business partners, including certain personally identifiable information. In addition, the information technology infrastructure we use is important to the operation of our business and to our ability to perform day-to-day operations. Industrial control systems now control large-scale processes that can include multiple sites across long distances.

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

Our Board of Directors and its Audit Committee oversee risks from cybersecurity threats. The Company’s Vice President of Information Technology or Chief Financial Officer update the Audit Committee on our cybersecurity risk profile on a periodic basis, and review our cybersecurity risk profile with our Board of Directors at least annually.
Item 2. Properties.

Our facilities consist primarily of chemical plants, processing plants, distribution facilities and our corporate headquarters facility. We believe our facilities are adequate for our present needs. We also hold brine leases on acreage which contains bromine and lithium. The following information describes facilities that we (i) leased or owned and (ii) leased acreage as of December 31, 2025.

Facilities

Completion Fluids & Products Segment

Our Completion Fluids & Products Segment facilities include six operating chemical production plants located in the states of Arkansas, California, Louisiana, and West Virginia, and the country of Finland, having a total production capacity of more than 1.1 million equivalent liquid tons per year. The two California locations consist of 29 square miles of leased mineral acreage and solar evaporation ponds, and related owned production and storage facilities. Our facilities also include a fluids plant in Brazil serving deepwater and ultra-deepwater operations in the South Atlantic. The facility provides engineering, testing, blending, filtration, and storage for the full line of TETRA fluids, including clear-brine and zinc-free/formate-free fluids, as well as chemical additives.

In addition to the production facilities described above, the Completion Fluids & Products Segment owns or leases multiple service center facilities in the United States and in other countries. The Completion Fluids & Products Segment also leases several offices and numerous terminal locations in the United States and in other countries.

Water & Flowback Services Segment

The Water & Flowback Services Segment conducts its operations through production testing and water management service centers (most of which are leased) in the United States, located in Louisiana, New Mexico, Oklahoma, Pennsylvania and Texas. In addition, the Water & Flowback Services Segment has leased facilities in certain countries in Latin America, Europe, and the Middle East.

Corporate

Our corporate headquarters is located in Spring, Texas, where we lease approximately 565,000 square feet under a lease that expires in 2039. See Note 7 - “Leases” in the Notes to Consolidated Financial Statements for further information related to our corporate headquarters. In addition, we own a 28,000 square foot technical facility in The Woodlands, Texas, to service the operations of our Completion Fluids & Products Segment and Water & Flowback Services Segment.

Mineral Resources

Our Completion Fluids & Products Segment leases approximately 40,000 gross acres of brine leases in Magnolia, Arkansas, which contain bromine, lithium, magnesium, manganese and other key minerals. This acreage is leased for possible future development and as a source of supply for our bromine and other raw materials. We have rights to the brine, including rights to the bromine and lithium contained in the brine underlying this acreage, pursuant to certain brine leases and brine deeds with various landowners. With respect to approximately 35,000 gross acres of that total acreage, we had previously entered into an agreement granting Standard Lithium an option to acquire the lithium rights in that acreage located outside of the Evergreen Brine Unit. The agreements governing this option contemplate a 2.5% royalty that Standard Lithium would pay us based on gross lithium revenues. Standard Lithium exercised this option to acquire lithium rights in the optioned acreage on October 6, 2023. Smackover Lithium (“SWA”), a joint venture between Standard Lithium and Equinor, an international energy company headquartered in Norway, is expected to reach first production with respect to this acreage in 2028.

Since acquiring this acreage, we have engaged in various exploratory activities with respect to our brine leases. In 2024, we continued to follow up on prior exploration work regarding bromine and lithium materials that may be present in our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas. Building on an earlier maiden inferred bromine and brine resource estimation report from the third quarter of 2022 for this area, we completed a report for our Evergreen Brine Unit in Arkansas in January 2024 that identified proven and probable bromine reserves, and both “measured,” and “indicated” and “inferred” resources of bromine and lithium. Later, in August 2024, we announced the completion of a definitive feasibility study and an updated technical resources report for our Evergreen Brine Unit. Elemental bromine is a critical feedstock for our deepwater completion clear brine fluids and for battery storage electrolyte products. To meet the accelerating demand for certain bromine-based products, reduce reliance on third-party suppliers and gain access to a lower cost of supply, we continue to advance our bromine processing plant. In September 2025, we published an updated definitive feasibility study and updated our technical resources report with respect to bromine, lithium, magnesium, manganese and other key minerals from our Evergreen Brine Unit. During 2025, we completed Phase 1 of the bromine processing plant, including site preparation and installation of the bromine tower and began construction of the bromine structure. Phase 2 will include major infrastructure and equipment supporting the processing plant with mechanical completion projected by the end of 2027. The plant is expected to begin operation in early 2028 and will have the installed capacity to process up to 75 million pounds of elemental bromine per year.

We have also identified significant magnesium resources on our 40,000 acres in Arkansas. The United
States government has identified magnesium as a national security priority and a critical mineral feedstock for the defense, aerospace, and advanced manufacturing sectors. We are evaluating the potential development of our magnesium resources and the negotiation of a joint venture with respect to magnesium from TETRA’s brine leases. During the fourth quarter of 2025, we signed a term sheet to potentially form a joint venture with Magrathea to advance domestic magnesium metal production. The proposed joint venture will integrate our specialty chemical processing expertise and large-scale magnesium resource base with Magrathea’s proprietary electrolytic magnesium production technology which has been underwritten in part by United States Defense Production Act Title III funding.

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

The basis for the lithium, bromine and other mineral resources is that hypersaline formation water, or brine, associated with some of the world’s oilfields and/or geothermal fields contains confined reservoirs, or aquifers, that are known to contain anomalous concentrations of lithium, bromine and other elements of interest. We propose to assess stratigraphically deep (more than 2,250 meters or 7,450 feet below surface) brine from oil and gas aquifers associated with the Late Jurassic Smackover Formation. The brine is currently pumped from the aquifer to the earth’s surface as a wastewater product associated with hydrocarbon production (e.g., oil, gas, and condensate). We expect that we will be able to develop or utilize evolving commercial technologies to economically remove the bromine, lithium and other minerals from the brine underlying our acreage before the brine is reinjected back down into the subsurface aquifer but whether we will ultimately be able to economically remove the bromine, lithium and other minerals will depend on the outcome of further studies.

Any effort to pursue the extraction of lithium, bromine and other minerals from these brine leases would likely require a significant amount of time and capital, which may exceed current estimates. While we have advanced our bromine processing plant, we must also complete a FEED study and feasibility study for our acreage and validate the technologies used with respect to lithium and magnesium in order to be in a position to determine whether to proceed. While bromine can be commercially extracted, among other events that must take place before we can commercially produce lithium from our brine leases, the AOGC will need to establish an agreeable magnesium royalty with respect to our entire brine leased acreage and an agreeable lithium royalty for the Evergreen Brine Unit. Should any such decision be made to pursue the development of the lithium resources, it would also be necessary to obtain permits for our extraction activities which could be subject to delays or onerous conditions, as well as finalize any contractual agreements with our potential joint venture partners, Saltwerx and Magrathea. Long term, we believe that lithium prices will rebound to levels that support increased investment in supply, especially from the United States, and we and our Evergreen Unit lithium partner remain focused on completing all the engineering studies required to define the lithium project economics. Once these studies are completed, any future investments in our lithium initiatives will be evaluated at that time and subject to reaching agreement with our Evergreen Unit partner.
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
Item 4. Mine Safety Disclosures.

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “TTI.” As of February 23, 2026, there were approximately 160 holders of record of the common stock. The actual number of holders of our common stock is greater than this number of record holders and includes common stockholders who are beneficial owners but whose shares are held in street name by banks, brokers, and other nominees.

Market Price of Common Stock

The following graph compares the five-year cumulative total returns of our common stock, the Russell 2000 Index (“Russell 2000”), the Philadelphia Oil Service Sector Index (“PHLX Oil Service”) and a Peer Group Total Stock Return (“Peer Group TSR”), assuming $100 invested in each stock, index or group on December 31, 2020, all dividends reinvested, and a fiscal year ending December 31st. The Peer Group consists of Core Laboratories, Inc., Expro Group Holdings N.V., Flotek Industries, Inc., Forum Energy Technologies, Inc., Hawkins, Inc., Innovex International, Inc., KLX Energy Services Holdings, Inc., Mammoth Energy Services, Inc., Newpark Resources, Inc., Nine Energy Service, Inc., Oil States International, Inc., Ranger Energy Services, Inc., and Select Water Solutions, Inc., with each company equally weighted. The Peer Group includes peer companies selected to measure our relative total shareholder return under our long-term incentive awards and were publicly traded during the entire period of the stock performance graph. This information shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of this furnishing, except to the extent we specifically incorporate it by reference.

$1,200
$1,000
$800
$600
$400
$200
$-
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
TETRA Technologies
PHLX Oil Service Sector
Russell 2000
Peer Group TSR

Securities Authorized for Issuance Under Equity Compensation Plans

For additional information about common stock authorized for issuance under equity compensation plans, see Note 13 - “Equity-Based Compensation and Other” in the Notes to Consolidated Financial Statements.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to analyze major elements of our consolidated financial statements and provide insight into important areas of management’s focus. This section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included elsewhere in this Annual Report. Statements in the following discussion may include forward-looking statements. These forward-looking statements involve risks and uncertainties. See “Item 1A. Risk Factors” for additional discussion of these factors and risks. For discussion of 2024 compared to 2023, see disclosures titled “Results of Operations” set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025.
Business Overview

We are an energy services and solutions company with operations on six continents focused on developing environmentally conscious services and solutions that help make people’s lives better. Calcium chloride is used in the oil and gas industry, and also has broad industrial applications to the agricultural, road, food and beverage, and lithium production markets. We currently operate through two reporting segments - Completion Fluids & Products and Water & Flowback Services.

Completion Fluids & Products Segment activity for 2025 increased compared to 2024, driven by stronger volumes for our deepwater completions fluids products, including the completion of three-well deepwater wells in the Gulf of America using our proprietary TETRA Neptune fluids. TETRA Neptune fluids projects are historically higher revenue and margin projects. The segment also benefited from increased activity levels from a new multi-well, multi-year deep water completion fluids contract in Brazil and continued strong results from our industrial calcium chloride business. Looking forward into 2026, we expect to see incremental growth in our base completion fluids products and industrial chloride business. We completed installation of our bulk electrolyte tanker loading system at our West Memphis plant and expect a significant increase in TETRA PureFlow Plus battery electrolyte revenue as Eos Energy Enterprises ramps up its production in early 2026.

Our Water & Flowback Services Segment activity decreased compared to 2024 reflecting a slowdown in onshore activity in the Unites States, as well as lower service revenues following the sale of early production facilities in Latin America. We continued cost reduction actions during 2025 to adjust to market levels and continued deployment of automation technology. We also secured contracts in Argentina in late 2025, allowing us to further diversify our revenue base to offset the weaker United States onshore environment.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this report.

Consolidated Results of Operations

	Year Ended December 31,		Period to Period Change
	2025	2024	2025 vs. 2024	% Change
	(In Thousands, Except Percentages)
Revenues	$630,932	$599,111	$31,821	5.3%
Cost of product sales and services	433,722	423,428	10,294	2.4%
Depreciation, amortization and accretion	37,099	35,721	1,378	3.9%
Impairments and other charges	4,162	109	4,053	NM(1)
Gross profit	155,949	139,853	16,096	11.5%
General and administrative expense	100,559	89,969	10,590	11.8%
Operating income	55,390	49,884	5,506	11.0%
Interest expense, net	17,327	22,465	(5,138)	(22.9)%
Loss on debt extinguishment	—	5,535	(5,535)	(100.0)%
Other expense (income), net	11,561	(6,858)	18,419	(268.6)%
Income from continuing operations before income taxes	26,502	28,742	(2,240)	(7.8)%
Income tax expense (benefit)	22,295	(84,878)	107,173	(126.3)%
Income from continuing operations	4,207	113,620	(109,413)	(96.3)%
Loss from discontinued operations, net of income taxes	(1,209)	(5,340)	4,131	(77.4)%
Net income	2,998	108,280	(105,282)	(97.2)%
Less loss attributable to noncontrolling interest	7	4	3	75.0%
Net income attributable to TETRA stockholders	$3,005	$108,284	$(105,279)	(97.2)%
(1) Percent change is not meaningful

Revenues

Consolidated revenues for 2025 increased compared to the prior year primarily due to higher activity in our Completion Fluids & Products Segment offset by lower activity in our Water & Flowback Services Segment, where revenue increased by $65.2 million and decreased $33.3 million, respectively. The increase in our Completion Fluids & Products Segment is primarily due to the completion of three TETRA Neptune wells in the Gulf of America and higher completion fluid sales volumes from international markets. The decrease in our Water & Flowback Services Segment is primarily from an overall decline in the market for our production testing and water management services in the United States. See Segment Comparisons section below for a more detailed discussion of the change in our revenues.

Impairments and other charges

Consolidated impairments and other charges increased primarily due to a $3.6 million impairment of the right of use asset for our former corporate office lease following our move to our new corporate office space in December 2025.

Gross Profit

Consolidated gross profit as a percentage of revenue increased slightly due to an increase in revenue, an increase in operating costs and the effect of changes in product mix. See Segment Comparisons section below for additional discussion.

General and Administrative Expense

Consolidated general and administrative expenses increased during 2025 compared to the prior year primarily due to a $6.8 million increase in equity-based compensation expense and incentive compensation expense as a result of higher shareholder return and operational margin performance and a $3.6 million increase in professional expense.

Interest Expense, Net

Consolidated interest expense, net, decreased $5.1 million during 2025 due to an increase in the interest expense capitalized for our Arkansas development as well as lower interest rates on our Term Credit Agreement.

Loss on Early Extinguishment of Debt

Consolidated loss on debt extinguishment decreased during 2025 as a result of $5.5 million from non-cash unamortized finance costs expensed in connection with the repayment of our prior Term Credit Agreement in January 2024.

Other Expense, net

Consolidated other expense, net, increased during 2025 compared to the prior year other income, net primarily due to a $9.2 million decrease in gains on our investment in Kodiak Gas Services Inc. (NYSE: KGS, “Kodiak”) stock which we sold in January 2025, a $6.5 million increase in other expenses, which included the non-cash accrual of $5.9 million of operating expenses related to our former corporate office lease through the contractual lease end date in 2027 and a $4.5 million increase in foreign exchange losses. These increases were partially offset by a $2.9 million increase in unrealized gains on our investment in Standard Lithium stock due to changes in their stock price.

Provision for Income Tax

Consolidated income tax expense increased $107.2 million primarily due to the reversal of the valuation allowance during the prior year related to our United States deferred tax assets (federal and state). We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2024, in part because in the current year we achieved three years of cumulative pretax income in the United States tax jurisdiction, management determined that there was sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $97.5 million are realizable. We therefore reduced the valuation allowance accordingly.

Our consolidated effective tax rate for the year ended December 31, 2025 and 2024 was 84.1% and (295.3)%, respectively. The change in our effective tax rate was primarily the result of the reversal of the valuation allowance in the prior year. In addition, we elected to change the United States tax classification of our Brazilian subsidiary from a partnership to a corporation. While this tax election is expected to yield future tax benefits, the tax election resulted in recognition of approximately $6.9 million of federal deferred tax expense in the current year. Our current-year effective tax rate also increased because we did not recognize a tax benefit on the $9.5 million cumulative translation adjustment loss related to the dissolution of our Canadian subsidiary as the loss was recognized for tax purposes in a prior year when the loss was not expected to be recognized under generally accepted accounting principles. See Note 2 - “Basis of Presentation and Significant Accounting Policies” and Note 15 - “Income Taxes” in the Notes to Consolidated Financial Statements for further information on our income taxes.

Completion Fluids & Products Segment

	Year Ended December 31,		Period to Period Change
	2025	2024	2025 vs. 2024	% Change
	(In Thousands, Except Percentages)
Revenues	$376,453	$311,301	$65,152	20.9%
Gross profit	$138,633	$109,305	$29,328	26.8%
Operating income	$111,034	$83,551	$27,483	32.9%

The Completion Fluids & Products Segment revenues increased primarily due to the successful completion of three TETRA Neptune wells in the Gulf of America, higher international brominated product sales, particularly in Europe, and higher completion fluid sales in Latin America.

The Completion Fluids & Products Segment gross profit during 2025 increased compared to the prior year due to the increase in revenues mentioned above, particularly the higher-margin Neptune fluids. Completion Fluids & Products Segment profitability in future periods will continue to be affected by the mix of its products and services, market demand for our products and services, drilling and completions activity and commodity prices.

The Completion Fluids & Products Segment operating income increased during 2025 compared to the prior year primarily due to the increase in gross profit, partially offset by a slight increase in general and administrative expenses primarily related to a $0.9 million increase in insurance cost and a $0.9 million increase in professional services.

Water & Flowback Services Segment

	Year Ended December 31,		Period to Period Change
	2025	2024	2025 vs. 2024	% Change
	(In Thousands, Except Percentages)
Revenues	$254,479	$287,810	$(33,331)	(11.6)%
Gross profit	$21,238	$31,014	$(9,776)	(31.5)%
Operating (loss) income	$(33)	$11,898	$(11,931)	(100.3)%

The Water & Flowback Services Segment revenues decreased during 2025 compared to the prior year primarily due to an overall decline in the United States market from both our production testing and water management services. These declines were partially offset by increased flowback activity from improving TETRA SandStorm and auto-drillout utilization in key markets in the United States.

The Water & Flowback Services Segment gross profit decreased due to lower revenues resulting from the decreased activity levels described above and operating cost inflation.

The Water & Flowback Services Segment operating income decreased during 2025 compared to the prior year primarily due to the decrease in gross profit and an increase in general and administrative expense primarily related to a $1.5 million increase in labor and benefits expense and a $0.5 million increase in professional services.

Corporate Overhead

	Year Ended December 31,		Period to Period Change
	2025	2024	2025 vs. 2024	% Change
	(In Thousands, Except Percentages)
General and administrative expense	$51,689	$45,099	$6,590	14.6%
Interest expense, net	18,007	23,114	(5,107)	(22.1)%
Depreciation and amortization	371	357	14	3.9%
Impairments and other charges	3,551	109	3,442	NM(1)
Loss on debt extinguishment	—	5,535	(5,535)	(100.0)%
Other expense (income), net	5,512	(9,361)	14,873	(158.9)%
Loss from continuing operations before income taxes	$(79,130)	$(64,853)	$(14,277)	22.0%
(1) Percent change is not meaningful

Corporate Overhead loss from continuing operations before income taxes increased during 2025 compared to the prior year primarily due to a $6.6 million increase in general and administrative expense from higher equity-based compensation expense, incentive compensation expense and professional fees; the non-cash accrual of $5.9 million of operating expenses related to our former corporate office lease through the expiration in 2027 and the $3.6 million impairment of the right of use asset for our former corporate office lease. These expense increases were partially offset by a $5.1 million decrease in interest expense, net, due to an increase in the interest expense capitalized for our Arkansas project as well as lower interest rates on our Term Credit Agreement, a $9.2 million decrease in gains on our investment in Kodiak stock which we sold in January 2025, and the $5.5 million loss on debt extinguishment from non-cash unamortized finance costs expensed in connection with the repayment of our prior Term Credit Agreement in January 2024.
Liquidity and Capital Resources

    We believe that our capital structure allows us to meet our financial obligations and fund near-term growth as needed, despite uncertain operating conditions and financial markets. Our liquidity as of December 31, 2025 was $220.8 million consisting of $72.6 million of unrestricted cash, $75.0 million of availability under our delayed-draw term loan and $73.2 million of availability under our credit agreements. Liquidity is defined as unrestricted cash plus availability under the delayed draw from our Term Credit Agreement and availability under our revolving credit facilities. The $75.0 million delayed-draw provision of the Term Credit Agreement expired on January 12, 2026.

    Our consolidated sources and uses of cash for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
	(In Thousands)
Operating activities	$100,360	$36,520
Investing activities	$(61,368)	$(59,059)
Financing activities	$(5,373)	$8,869

Operating Activities

Consolidated cash flows provided by operating activities totaled $100.4 million during 2025 compared to $36.5 million during the prior year, an increase of $63.9 million. Operating cash flows increased compared to the prior year primarily driven by continued strength in our offshore completion fluids and industrial calcium chloride businesses plus a strong focus on working capital management.

Investing Activities

Total cash capital expenditures during 2025 were $80.8 million. Our Completion Fluids & Products Segment spent $59.8 million on capital expenditures during 2025, including $45.2 million on our Arkansas projects, net of reimbursement from our Evergreen Unit partner, to advance engineering and reservoir studies and to complete Phase I of our bromine processing plant, excluding capitalized interest. We also made additional investments to support strategic opportunities in the United States and Europe. Our Water & Flowback Services Segment spent $21.0 million on capital expenditures, primarily to deploy additional TETRA SandStorm units to meet increased demands and maintain, automate and upgrade its water management and flowback equipment fleet. Water & Flowback Services Segment capital expenditures also included expenditures for early production facilities in Argentina. Investing activities during 2025 also included $19.0 million in proceeds from the sale of our Kodiak stock, net of broker commissions and fees, as well as $0.6 million in proceeds from asset sales.

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine, lithium and other minerals contained in the brine. Additional information on these resources is described in Part I, “Item 2. Properties” in this Annual Report. The extraction of bromine, lithium and other minerals from these brine leases will likely require a significant amount of time and capital.

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

Financing Activities

During the year ended December 31, 2025, consolidated net cash used in financing activities was $5.4 million, consisting of $4.7 million of payments of finance lease obligations, $1.3 million final payment for a seller-financed plant purchase in Latin America and $0.4 million borrowings offset by $0.4 million of repayments of our revolving credit facility. Financing cash flows also included $3.9 million in proceeds from exercise of stock options, partially offset by $3.2 million for payroll taxes paid upon vesting of equity-based compensation awards. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital.

Term Credit Agreement. On January 12, 2024, the Company entered into a definitive agreement for a $265.0 million credit facility consisting of a $190.0 million funded term loan and a $75.0 million delayed-draw term loan (collectively the “Term Credit Agreement”) that refinanced the Company’s prior Term Credit Agreement and provided capital to advance the Company’s Arkansas bromine processing project. The $75.0 million delayed-draw provision of the term loan expired on January 12, 2026. The maturity date of the Term Credit Agreement is January 1, 2030.

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

The ABL Credit Agreement may be used for working capital needs, capital expenditures and other general corporate purposes. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable, certain accrued receivables and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, accrued receivables and the value of our inventory, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement. The ABL Credit Agreement is scheduled to mature on May 13, 2029. As of December 31, 2025, we had no balance outstanding under the ABL Credit Agreement and, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings, we had availability of $67.7 million under the ABL Credit Agreement.

Swedish Credit Facility. The Company has a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden and Finland (“Swedish Credit Facility”). As of December 31, 2025, we had no balance outstanding and availability of approximately $5.4 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 3.0% per annum. The Swedish Credit Facility expires on December 31, 2026 and the Company intends to renew it annually.

Finland Credit Agreement. The Company has an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of December 31, 2025, we had $1.6 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement has been renewed by the Company through December 31, 2026.

As of December 31, 2025, we are in compliance with all covenants of our debt agreements. See Note 10 - “Long-Term Debt and Other Borrowings.”

Other Sources and Uses of Cash

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

In addition to the aforementioned credit facilities and senior notes, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of December 31, 2025, the market value of our equity holdings of Standard Lithium was $3.6 million with no holding restrictions on our ability to monetize our investments. Should additional capital be required, the ability to raise such capital through the issuance of additional debt or equity securities may be limited by instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. If it is necessary to issue additional equity to fund our capital needs, additional dilution of our common stockholders will occur. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transaction is in the best interest of our business. In challenging economic environments, we may experience increased delays and failures by customers to pay our invoices. We could experience delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity. An increase of unpaid receivables would also negatively affect our borrowing availability under the ABL Credit Agreement and Swedish Credit Facility.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment, as well as a sales-type lease and subleases for certain facilities. See Note 2 - “Basis of Presentation and Significant Accounting Policies” and Note 7 - “Leases” in the Notes to Consolidated Financial Statements for further information on our lease obligations.

Asset Retirement Obligations

We operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. We are required to take certain actions in connection with the retirement of these assets.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Segment operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. For information on product purchase obligations, see - Note 11 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2025, we do not have any off balance sheet arrangements that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Loss Contingencies

We and certain of our subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings and audits. We accrue reserves for these matters when we believe it is probable that a liability has been incurred and the liability can be reasonably estimated. In addition, we disclose exposure to certain losses in excess of the amount recorded on the balance sheet for these matters if it is reasonably possible that an additional material loss may be incurred. We review such loss contingencies on an ongoing basis. Loss contingencies are based on judgments made by management with respect to the likely outcome of these matters and are adjusted as appropriate. Management’s judgments could change based on new information, changes in, or interpretations of, laws or regulations, changes in management’s plans or intentions, opinions regarding the outcome of legal proceedings or other factors. See Note 11 - Commitments and Contingencies - Litigation and Contingencies of Discontinued Operations in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. On January 12, 2024, the Company entered into a Term Credit Agreement consisting of a $190.0 million funded term loan and a $75.0 million delayed-draw term loan that refinanced the Company’s Term Credit Agreement outstanding as of December 31, 2023. Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to SOFR plus 5.75%. The Company was required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.5% per annum. The $75.0 million delayed-draw provision of the Term Credit Agreement expired on January 12, 2026. Borrowings under our Asset-Based Credit Agreement bear interest at an agreed-upon percentage rate spread above SOFR. Borrowings under our Swedish Credit Facility, if any, bear interest at fixed rates of 2.95%. The following table sets forth as of December 31, 2025, the principal amount due under our long-term debt obligations and their respective weighted average interest rates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

		Interest	December 31,
	Scheduled Maturity	Rate	2025
			(In Thousands)
Term credit agreement	January 1, 2030	9.57%	$190,000
Total long-term debt			$190,000

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of December 31, 2025, we did not have any foreign currency exchange contracts outstanding.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2025.

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025. Grant Thornton LLP’s report on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

 There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the year ended December 31, 2025, no director or officer of TETRA adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amendment of Tax Benefits Preservation Plan

On February 19, 2026, the Board of Directors approved Amendment No. 1 (the “Amendment”) to the Tax Benefits Preservation Plan, dated as of February 28, 2023 (the “Tax Plan”), by and between the Company and Computershare Trust Company, N.A., as rights agent. The Company entered into the Amendment on February 25, 2026. The Amendment extends the expiration date of the Tax Plan from February 28, 2026 to February 28, 2029 (subject to other earlier termination events).

The Tax Plan, as amended by the Amendment is described in Note 2 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the Tax Plan is included as Exhibit 4.5 hereto. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, attached hereto as Exhibit 4.7 and incorporated herein by reference.

In connection with the Amendment, the Company filed a Certificate of Designation of Series A Junior Participating Preferred Stock of the Company with the Secretary of State of the State of Delaware, which is attached hereto as Exhibit 3.1 and is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.

Pursuant to General Instruction G to Form 10-K, the information required by this Item is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Board Meetings and Committees,” in our definitive proxy statement (the “Proxy Statement”) for the annual meeting of stockholders to be held on May 22, 2026, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2025.
Item 11. Executive Compensation.

Pursuant to General Instruction G to Form 10-K, the information required by this Item is hereby incorporated by reference from the information appearing under the captions “Management and Compensation Committee Report,” “Management and Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Director Compensation” in our Proxy Statement. Notwithstanding the foregoing, in accordance with the instructions to Item 407 of Regulation S-K, the information contained in our Proxy Statement under the subheading “Compensation Committee Report” shall be deemed furnished, and not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act, as a result of this furnishing, except to the extent we specifically incorporate it by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G to Form 10-K, the information required by this Item is hereby incorporated by reference from the information appearing under the captions “Beneficial Stock Ownership of Certain Stockholders and Management” and “Equity Compensation Plan Information” in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G to Form 10-K, the information required by this Item is hereby incorporated by reference from the information appearing under the captions “Certain Transactions” and “Director Independence” in our Proxy Statement.
Item 14. Principal Accounting Fees and Services.

Pursuant to General Instruction G to Form 10-K, the information required by this Item is hereby incorporated by reference from the information appearing under the caption “Fees Paid to Principal Accounting Firm” in our Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Company
Page
	Reports of Independent Registered Public Accounting Firm (PCAOB ID Number Grant Thornton LLP: 248)	F-1
	Consolidated Balance Sheets at December 31, 2025 and 2024	F-3
	Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023	F-5
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024, and 2023	F-6
	Consolidated Statements of Equity for the years ended December 31, 2025, 2024, and 2023	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial statement schedules
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

3.1+	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on February 25, 2026.
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
4.1
Form of Senior Indenture (including form of senior debt security) (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 filed on May 12, 2025 (SEC File No. 333-287210)).

4.2
Form of Subordinated Indenture (including form of subordinated debt security) (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed on May 12, 2025 (SEC File No. 333-287210)).

4.3
Credit Agreement dated as of January 12, 2024 among TETRA Technologies, Inc., Silver Point Finance, LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2024 (SEC File No. 001-13455)).

4.4
Sixth Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement dated May 13, 2024 between TETRA Technologies, Inc., certain subsidiaries of the company, and Bank of America, N.A (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on May 20, 2024 (SEC File No. 001-13455)).

4.5
Tax Benefits Preservation Plan, dated February 28, 2023, between TETRA Technologies, Inc. and Computershare Trust Company N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023 (SEC File No. 001-13455)).

4.6+	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act.
4.7+	Amendment No. 1 to Tax Benefits Preservation Plan, dated as of February 25, 2026, by and between TETRA Technologies, Inc. and Computershare Trust Company, N.A., as rights agent.
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

10.7***
Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on December 22, 2016 (SEC File No. 333-215283)).

10.8
Lease Agreement dated December 31, 2012 by and between Tetris Property LP and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed on March 4, 2013 (SEC File No. 001-13455)).

10.9
Bonding Agreement, dated February 28, 2018, between TETRA Technologies, Inc., Orinoco Natural Resources, LLC, and Epic Offshore Specialty, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2018 (SEC File No. 001-13455)).

10.10***	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 16, 2020 (SEC File No. 001-13455)).
10.11***	TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2010 (SEC File No. 001-13455)).
10.12***
Amendment to the TETRA Technologies, Inc. Cash Incentive Compensation Plan dated February 19, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 25, 2025 (SEC File No. 001-13455)).

10.13***
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

10.20***
TETRA Technologies, Inc. Third Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the on Form 8-K filed Company’s Current Report on June 12, 2025 (SEC File No. 001-13455)).

10.21***
Form of TETRA Technologies Inc. Third Amended and Restated 2018 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 filed on the Company’s Quarterly Report on Form 10-Q on July 29, 2025 (SEC File No. 001-12455)).

10.22***
Form of TETRA Technologies Inc. Third Amended and Restated 2018 Equity Incentive Plan Restricted Stock Unit Award Agreement for outside directors (incorporated by reference to Exhibit 10.3 filed on the Company’s Quarterly Report on Form 10-Q on July 29, 2025 (SEC File No. 001-12455)).

10.23
Form of Indemnification Agreement for directors and executive officers of TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2008 (SEC File No. 001-13455)).

10.24
Memorandum of Understanding between TETRA Technologies, Inc. and Saltwerx LLC dated June 19, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2023 (SEC File No. 001-13455)).

10.25
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

10.28
Memorandum of Understanding Amendment No. 4 between TETRA Technologies, Inc. and Saltwerx LLC dated April 15, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2024 (SEC File No. 001-13455)).

10.29
Memorandum of Understanding Amendment No. 5 between TETRA Technologies, Inc. and Saltwerx LLC dated August 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 29, 2024 (SEC File No. 001-13455)).

19
TETRA Technologies, Inc. Policy on Trading in Company Securities (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on February 25, 2025 (SEC File No. 001-13455)).

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
++     Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (ii) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2025.
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

TETRA Technologies, Inc.

Date:	February 25, 2026	By:	/s/Brady M. Murphy
Brady M. Murphy, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/John F. Glick	Chairman of	February 25, 2026
John F. Glick	the Board of Directors

/s/Brady M. Murphy	President, Chief Executive Officer,	February 25, 2026
Brady M. Murphy	and Director
(Principal Executive Officer)

/s/Elijio V. Serrano	Senior Vice President	February 25, 2026
Elijio V. Serrano	and Chief Financial Officer
(Principal Financial Officer)

/s/Katherine Kokenes	Vice President	February 25, 2026
Katherine Kokenes	and Chief Accounting Officer
(Principal Accounting Officer)

/s/Thomas R. Bates, Jr.	Director	February 25, 2026
Thomas R. Bates, Jr.

/s/Christian A. Garcia	Director	February 25, 2026
Christian A. Garcia

/s/Angela D. John	Director	February 25, 2026
Angela D. John

/s/Sharon B. McGee	Director	February 25, 2026
Sharon B. McGee

/s/Julie A. Sloat	Director	February 25, 2026
Julie A. Sloat

/s/Shawn D. Williams	Director	February 25, 2026
Shawn D. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TETRA Technologies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2026 expressed an unqualified opinion.

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
February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TETRA Technologies, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of TETRA Technologies, Inc (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 25, 2026 expressed unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas
February 25, 2026

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$72,628	$36,987
Restricted cash	52	221
Trade accounts receivable, net of allowance for credit losses of $397 and $626, respectively	99,578	104,813
Inventories	115,726	101,697
Prepaid expenses and other current assets	28,694	25,910
Total current assets	316,678	269,628
Property, plant and equipment:
Land and building	25,077	24,475
Machinery and equipment	339,414	323,044
Automobiles and vehicles	10,646	10,325
Chemical plants	77,786	69,815
Construction in progress	90,913	34,910
Total property, plant and equipment	543,836	462,569
Less accumulated depreciation	(349,639)	(320,409)
Net property, plant and equipment	194,197	142,160
Other assets:
Deferred tax assets	87,322	98,149
Operating lease right-of-use assets	36,999	29,797
Investments	11,827	28,159
Other intangible assets, net	21,463	24,923
Other assets	7,275	12,379
Total other assets	164,886	193,407
Total assets	$675,761	$605,195
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	December 31, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$54,517	$43,103
Compensation and employee benefits	28,934	23,022
Operating lease liabilities, current portion	11,326	8,861
Accrued taxes	15,001	12,493
Accrued liabilities and other	39,325	30,040
Current liabilities associated with discontinued operations	7,360	5,830
Total current liabilities	156,463	123,349
Long-term debt, net	181,357	179,696
Operating lease liabilities	32,664	25,041
Asset retirement obligations	15,526	14,786
Deferred income taxes	2,498	4,912
Other liabilities	4,766	4,104
Total long-term liabilities	236,811	228,539
Commitments and contingencies (Note 11 - “Commitments and Contingencies”)
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at December 31, 2025 and December 31, 2024; 137,252,465 and 134,951,081 shares issued at December 31, 2025 and December 31, 2024, respectively; and 134,113,790 and 131,812,406 shares outstanding at December 31, 2025 and December 31, 2024, respectively	1,373	1,350
Additional paid-in capital	500,436	492,722
Treasury stock, at cost; 3,138,675 shares	(19,957)	(19,957)
Accumulated other comprehensive loss	(32,677)	(51,122)
Retained deficit	(165,420)	(168,425)
Total TETRA stockholders’ equity	283,755	254,568
Noncontrolling interests	(1,268)	(1,261)
Total equity	282,487	253,307
Total liabilities and equity	$675,761	$605,195

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product sales	$351,728	$308,410	$306,056
Services	279,204	290,701	320,206
Total revenues	630,932	599,111	626,262
Operating costs and expenses:
Cost of product sales	209,880	182,986	191,227
Cost of services	223,842	240,442	246,945
Depreciation, amortization and accretion	37,099	35,721	34,329
Impairments and other charges	4,162	109	2,966
Insurance recoveries	—	—	(2,850)
Total operating costs and expenses	474,983	459,258	472,617
Gross profit	155,949	139,853	153,645
Exploration and pre-development costs	—	—	12,119
General and administrative expense	100,559	89,969	96,590
Operating income	55,390	49,884	44,936
Interest expense, net	17,327	22,465	22,349
Loss on debt extinguishment	—	5,535	—
Other expense (income), net	11,561	(6,858)	(9,112)
Income from continuing operations before income taxes	26,502	28,742	31,699
Income tax expense (benefit)	22,295	(84,878)	6,220
Income from continuing operations	4,207	113,620	25,479
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(1,209)	(5,340)	278
Net income	2,998	108,280	25,757
Less loss attributable to noncontrolling interest	7	4	27
Net income attributable to TETRA stockholders	$3,005	$108,284	$25,784

Basic net income per common share:
Income from continuing operations	$0.03	$0.87	$0.20
(Loss) income from discontinued operations, net of taxes	(0.01)	(0.04)	—
Net income attributable to TETRA stockholders	$0.02	$0.83	$0.20
Weighted average basic shares outstanding	133,202	131,279	129,568
Diluted net income per common share:
Income from continuing operations	$0.03	$0.86	$0.20
(Loss) income from discontinued operations, net of taxes	(0.01)	(0.04)	—
Net income attributable to TETRA stockholders	$0.02	$0.82	$0.20
Weighted average diluted shares outstanding	135,150	132,231	131,243
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2025	2024	2023

Net income	$2,998	$108,280	$25,757
Foreign currency translation adjustment from continuing operations, net of taxes of $0 in 2025, 2024 and 2023	8,591	(7,071)	3,105
Reclassification of non-cash cumulative foreign currency translation adjustment loss to net income from dissolution of Canadian subsidiary	9,516	—	—
Unrealized gain on investment	338	1,180	727
Comprehensive income	21,443	102,389	29,589
Less comprehensive loss attributable to noncontrolling interest	7	4	27
Comprehensive income attributable to TETRA stockholders	$21,450	$102,393	$29,616
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Earnings	Non-controlling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2022	$1,318	$477,820	$(19,957)	$(48,991)	$(72)	$(302,493)	$(1,228)	$106,397
Net income (loss) for 2023	—	—	—	—	—	25,784	(27)	25,757
Translation adjustment, net of taxes of $0	—	—	—	3,105	—	—	—	3,105
Other comprehensive income	—	—	—	—	727	—	—	727
Comprehensive income								29,589
Equity compensation expense	—	12,881	—	—	—	—	—	12,881
Other	14	(1,545)	—	—	—	—	(2)	(1,533)
Balance at December 31, 2023	$1,332	$489,156	$(19,957)	$(45,886)	$655	$(276,709)	$(1,257)	$147,334
Net income (loss) for 2024	—	—	—	—	—	108,284	(4)	108,280
Translation adjustment, net of taxes of $0	—	—	—	(7,071)	—	—	—	(7,071)
Other comprehensive income	—	—	—	—	1,180	—	—	1,180
Comprehensive income								102,389
Equity compensation expense	—	6,572	—	—	—	—	—	6,572
Other	18	(3,006)	—	—	—	—	—	(2,988)
Balance at December 31, 2024	$1,350	$492,722	$(19,957)	$(52,957)	$1,835	$(168,425)	$(1,261)	$253,307
Net income (loss) for 2025	—	—	—	—	—	3,005	(7)	2,998
Reclassification of non-cash cumulative foreign currency translation adjustment loss to net income from dissolution of Canadian subsidiary	—	—	—	9,516	—	—	—	9,516
Translation adjustment, net of taxes of $0	—	—	—	8,591	—	—	—	8,591
Other comprehensive income, net of taxes of $93	—	—	—	—	338	—	—	338
Comprehensive income								21,443
Equity compensation expense	—	7,094	—	—	—	—	—	7,094
Exercise of stock options	7	3,857	—	—	—	—	—	3,864
Vesting of restricted stock	16	(3,237)	—	—	—	—	—	(3,221)
Balance at December 31, 2025	$1,373	$500,436	$(19,957)	$(34,850)	$2,173	$(165,420)	$(1,268)	$282,487

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$2,998	$108,280	$25,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	37,099	35,721	34,329
Impairments and other charges	4,162	109	2,966
Gain on investments	(2,248)	(8,604)	(539)
Deferred income tax expense (benefit)	8,427	(94,455)	(734)
Equity-based compensation expense	7,094	6,572	10,622
Provision for credit losses	86	217	285
Loss on debt extinguishment	—	5,535	—
Amortization and expense of financing costs	2,016	1,389	3,433
Insurance recoveries associated with damaged equipment	—	—	(2,850)
Non-cash cumulative foreign currency translation adjustment loss from dissolution of Canadian subsidiary	9,516	—	—
Gain on sale of assets	(354)	(338)	(562)
Other non-cash credits	(931)	(1,076)	(1,231)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	5,785	5,702	20,165
Inventories	(9,656)	(8,784)	(23,205)
Prepaid expenses and other current assets	101	(6,574)	2,176
Trade accounts payable and accrued expenses	27,426	(4,140)	(128)
Other	8,839	(3,034)	(278)
Net cash provided by operating activities	100,360	36,520	70,206
Investing activities:
Purchases of property, plant and equipment, net	(80,821)	(60,680)	(38,152)
Purchases of investments	—	(1,021)	(350)
Proceeds from sale of investments	19,011	—	3,900
Proceeds from sale of property, plant and equipment	641	2,917	6,661
Proceeds from insurance recoveries associated with damaged equipment	—	—	2,850
Other investing activities	(199)	(275)	(1,936)
Net cash used in investing activities	(61,368)	(59,059)	(27,027)
Financing activities:
Proceeds from credit agreements and long-term debt	390	184,820	97,529
Principal payments on credit agreements and long-term debt	(390)	(163,579)	(100,497)
Payments on finance lease obligations	(4,736)	(1,438)	(1,695)
Debt issuance costs	—	(6,648)	—
Taxes paid upon vesting of equity-based compensation	(3,221)	(3,006)	—
Proceeds from exercise of stock options	3,864	—	—
Other financing activities	(1,280)	(1,280)	—
Net cash (used in) provided by financing activities	(5,373)	8,869	(4,663)
Effect of exchange rate changes on cash	1,853	(1,607)	377
Increase (decrease) in cash and cash equivalents	35,472	(15,277)	38,893

Cash, cash equivalents and restricted cash at beginning of period	37,208	52,485	13,592
Cash, cash equivalents and restricted cash at end of period	$72,680	$37,208	$52,485

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$72,628	$36,987	$52,485
Restricted cash at end of period	52	221	—
Total cash, cash equivalents and restricted cash at end of period shown in the consolidated statements of cash flows	$72,680	$37,208	$52,485

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
NOTE 1 — ORGANIZATION AND OPERATIONS

We are an energy services and solutions company with operations on six continents focused on developing environmentally conscious services and solutions that help make people’s lives better. We were incorporated in Delaware in 1981. Our portfolio includes energy services, industrial chemicals and emerging critical minerals opportunities, delivered through our two reporting segments – Completion Fluids & Products and Water & Flowback Services. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

Our Completion Fluids & Products Segment manufactures and markets clear brine fluids (“CBFs”), additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The segment also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry, and produces and markets TETRA PureFlow, an ultra-pure zinc bromide, as well as TETRA PureFlow Plus, an ultra-pure zinc bromide/zinc chloride blend, to several battery technology companies.

Our Water & Flowback Services Segment provides onshore oil and gas operators with comprehensive water management services. The segment also provides frac flowback, production well testing, and other associated services in many of the major oil and gas producing regions in the United States, as well as in oil and gas basins in certain countries in Latin America, Europe, and the Middle East.
NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Out-of-Period Corrections

During the three months ended March 31, 2025, we recorded an adjustment to our deferred tax liability related to a correction to our 2024 tax provision. This adjustment increased income tax benefit by $1.2 million and increased net income per share attributable to TETRA stockholders by $0.01 in the consolidated statement of operations for the three months ended March 31, 2025. The Company assessed the impact of this out-of-period adjustment and concluded that it was not material to the financial statements previously issued for any interim or annual period, and the adjustment during the quarter ended March 31, 2025 is not material to the annual financial statements for the year ended December 31, 2025.

During the three months ended June 30, 2024, we discovered that we had not previously remeasured a prepaid tax balance denominated in a foreign currency at current rates, resulting in an overstatement of prepaid expenses and understatement of foreign exchange losses from 2018 through the current period. We corrected this by making an out-of-period adjustment during the three months ended June 30, 2024, which reduced other income, net by $1.4 million and reduced net income per share attributable to TETRA stockholders by $0.01 in the consolidated statement of operations for the year ended December 31, 2024. The Company assessed the impact of this out-of-period adjustment and concluded that it was not material to the financial statements previously issued for any interim or annual period, and the cumulative adjustment during the quarter ended June 30, 2024 is not material to the annual financial statements for 2024. The out-of-period adjustment is included in the Water & Flowback Services Segment results.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve-month period. Restricted cash as of December 31, 2025 consists of $0.1 million held in escrow in connection with our Arkansas development.

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

Discontinued Operations

In early 2018, we closed a series of related transactions that resulted in the disposition of our former Offshore segment. We may be required to satisfy certain decommissioning liabilities under third-party indemnity agreements and corporate guarantees for which costs may be significant. See Note 9 - “Discontinued Operations” and Note 11 - “Commitments and Contingencies” for additional discussion.

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

We have no outstanding balance under our variable rate revolving credit facilities as of December 31, 2025. Outstanding balances on variable-rate bank credit facilities create market risk exposure related to changes in applicable interest rates.

Allowance for Credit Losses

The allowance for credit losses is determined on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable, as well as a percentage of aged receivables based on historic losses. Changes in the allowance are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
At beginning of period	$626	$614	$538
Activity in the period:
Provision for credit losses	86	217	285
Account charge offs, net of recoveries	(315)	(205)	(209)
At end of period	$397	$626	$614

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance is charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally as follows:

Buildings	25 years
Machinery and equipment	3 – 10 years
Automobiles and vehicles	4 years
Chemical plants	15 years

Leasehold improvements are depreciated over the shorter of the remaining term of the associated lease or its useful life. Depreciation expense, excluding impairments and other charges, for the years ended December 31, 2025, 2024, and 2023 was $28.5 million, $28.4 million, and $29.2 million, respectively.

Construction in progress as of December 31, 2025 and 2024 consisted primarily of our bromine processing plant in Arkansas, equipment fabrication projects and early production facilities. During the years ended December 31, 2025 and 2024, we capitalized $4.5 million and $1.2 million of interest expense, respectively. We did not capitalize interest during the year ended December 31, 2023.

Intangible Assets other than Goodwill

Customer relationships, trademarks, tradenames, marketing rights and other intangible assets are amortized on a straight-line basis over their estimated useful lives, with remaining useful lives up to 8 years. Amortization of intangible assets was $3.5 million, $4.2 million, and $4.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in depreciation, amortization and accretion in our consolidated statements of operations. The estimated future annual amortization expense of intangible assets is $3.4 million for 2026, $3.2 million for 2027, $2.7 million for 2028, $2.4 million for 2029, $2.4 million for 2030, and $7.4 million thereafter. See Note 4 - “Intangibles” for additional information.

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

Impairments of Inventory and Long-Lived Assets

Impairments of inventory and long-lived assets, including identified intangible assets, are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs. See Note 5 - “Impairments and Other Charges” for additional discussion of recorded impairments.

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

    Product Sales. Product sales revenues are recognized at a point in time when we transfer control of our product offerings to our customers, generally when we ship products from our facility to our customer. The product sales for our Completion Fluids & Products Segment consist primarily of CBFs, additives, and associated manufactured products. Certain customers have bill-and-hold arrangements. Revenue for bill-and-hold arrangements is recognized when control transfers to the customer, even though the customer may not have physical possession of the product. Control transfers when there is a substantive reason for the arrangement, the product is identified as belonging to the customer, is ready for physical transfer, and cannot be directed for use by anyone but the customer. Product sales for our Water & Flowback Services Segment are typically attributed to specific performance obligations within certain production testing service arrangements.

    Services. Service revenues represent revenue recognized over time, as our customer arrangements typically provide agreed upon day rates and we recognize service revenue based upon the number of days services have been performed. Service revenue recognized over time is associated with a majority of our Water & Flowback Services Segment arrangements, and a small portion of Completion Fluids & Products Segment revenue that is associated with completion fluid service arrangements. Our customer contracts are generally for terms of one year or less. The majority of the service arrangements in the Water & Flowback Services Segment are for a period of 90 days or less.

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

We include in general and administrative expense all costs not identifiable to our specific product or service operations, including segment and general corporate overhead, professional services, corporate office costs, sales and marketing expenses, insurance, and certain taxes.

Collaborative Arrangement

We are pursuing low-carbon energy initiatives that leverage our fluids core chemistry competencies and our significant mineral resources, including our brine leases in Southwest Arkansas. In June 2023, we entered into a memorandum of understanding with Saltwerx, LLC (“Saltwerx”), an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to a newly-proposed brine unit in the Smackover Formation in Southwest Arkansas and potential bromine and lithium production from brine produced from the unit. The memorandum of understanding includes an allocation of certain costs for the drilling of a brine production test well and other development operations, including front-end engineering and design studies for bromine and lithium production facilities.

During the years ended December 31, 2025 and 2024, we capitalized approximately $45.2 million and $22.4 million, respectively, of costs, net of reimbursements from our partner, associated with the development of our properties in Arkansas, excluding capitalized interest, which are included in capital expenditures for our Completion Fluids & Products Segment. During the year ended December 31, 2023, we incurred $12.1 million of exploration and pre-development costs and recorded $9.3 million in reimbursements associated with this arrangement. This income is included in other (income) expense, net in our consolidated statements of operations.

Loss Contingencies

We and certain of our subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings and audits. We accrue reserves for these matters when we believe it is probable that a liability has been incurred and the liability can be reasonably estimated. In addition, we disclose exposure to certain losses in excess of the amount recorded on the balance sheet for these matters if it is reasonably possible that an additional material loss may be incurred. We review such loss contingencies on an ongoing basis. Loss contingencies are based on judgments made by management with respect to the likely outcome of these matters and are adjusted as appropriate. Management’s judgments could change based on new information, changes in, or interpretations of, laws or regulations, changes in management’s plans or intentions, opinions regarding the outcome of legal proceedings or other factors. See Note 11 - Commitments and Contingencies - Litigation and Contingencies of Discontinued Operations for additional information.

Equity-Based Compensation

    We have various equity incentive compensation plans which provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, and directors. Upon the vesting of restricted stock awards or exercise of employee stock options, we issue new shares of common stock. Forfeitures of equity-based compensation awards are recognized as they occur. Total equity-based compensation expense, net of taxes, for the years ended December 31, 2025, 2024, and 2023, was $6.8 million, $6.3 million, and $10.4 million, respectively. For further discussion of equity-based compensation, see Note 13 – “Equity-Based Compensation and Other”.

Mineral Resources Arrangements

    We are party to agreements in which Standard Lithium Ltd. (“Standard Lithium”) has the right to explore, produce and extract lithium in our Arkansas leases as well as additional potential resources in the Mojave region of California. The Company received cash and stock of Standard Lithium (NYSE:SLI) under the terms of the arrangements. The cash and stock component of consideration received is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Deferred income balances were $1.0 million and $1.0 million as of December 31, 2025 and 2024, respectively, associated with the consideration received from Standard Lithium and are included in accrued liabilities and other in our consolidated balance sheets. During the years ended December 31, 2025, 2024, and 2023, income from this arrangement was $1.0 million, $1.6 million, and $3.0 million, respectively, from the value of cash and stock received, and $2.4 million, $(0.4) million and $(1.0) million, respectively, for unrealized gains (losses) on changes in the value of Standard Lithium stock held. See Note 14 - “Fair Value Measurements” for further discussion.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. We recognize interest expense and penalties on uncertain tax positions and income tax deficiencies as a component of income tax (benefit) expense.

Tax Benefits Preservation Plan

On February 28, 2023, the Board of Directors adopted a Tax Benefits Preservation Plan (the “Tax Plan”) designed to preserve the availability of the Company’s existing net operating loss carryforwards (“NOLs”) and other tax attributes (collectively, the “Tax Attributes”). The Board of Directors approved Amendment No. 1 (the “Amendment”) to the Tax Plan on February 19, 2026 and the Company entered into the Amendment on February 25, 2026. The Amendment extends the expiration date of the Tax Plan from February 28, 2026 to February 28, 2029 (subject to other earlier termination events).The Tax Attributes may be utilized in certain circumstances to reduce our future income tax obligations. However, our ability to utilize the Tax Attributes would be substantially limited if an “ownership change” under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”) were to occur. In general, an ownership change under Section 382 occurs if one or more stockholders (or group of stockholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a testing period (generally, a rolling three-year period). The Tax Plan contributes to the preservation of the Company’s Tax Attributes by reducing the risk that an ownership change under Section 382 occurs.

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

The Rights will expire at the earliest of: (i) the close of business on February 28, 2029 (the “Final Expiration Date”); (ii) the time at which the Rights are redeemed pursuant to the Tax Plan, (iii) the time at which the Rights are exchanged pursuant to the Tax Plan; (iv) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement as described in the penultimate paragraph of Section 1.3 of the Tax Plan; (v) the close of business on the effective date of the repeal of Section 382 of the Code if the Board determines that the

Tax Plan is no longer necessary or desirable for the preservation of the Tax Attributes; or (vi) the close of business on the first day of a taxable year of the Company following a Board determination that no Tax Attributes may be carried forward or otherwise utilized.

The Tax Plan adopted by the Board of Directors is similar to plans adopted by other publicly held companies with significant NOLs or other substantial Tax Attributes and is not designed to prevent any action that the Board of Directors determines to be in the best interest of the Company and its stockholders. At the Company’s 2023 annual meeting of stockholders held on May 24, 2023, the Company’s stockholders ratified the adoption of the Tax Plan. The Company intends to submit the Amendment to its stockholders for ratification at the 2026 annual meeting of stockholders.

The Rights are in all respects subject to and governed by the provisions of the Tax Plan. The foregoing summary provides only a general description of the Tax Plan and does not purport to be complete. The Tax Plan, which specifies the terms of the Rights and includes as an exhibit the Form of Right Certificate. The foregoing summary should be read together with the entire Tax Plan and the Amendment and is qualified in its entirety by reference to the Tax Plan and the Amendment.

In connection with the Amendment, the Company filed a Certificate of Designation of Series A Junior Participating Preferred Stock of the Company with the Secretary of State of the State of Delaware, which is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

Noncontrolling Interests

Noncontrolling interests represent third-party ownership in the net assets of the Company’s consolidated subsidiaries and are presented as a component of equity. The Company’s noncontrolling interests as of December 31, 2025 and 2024 consists primarily of the outside ownership of subsidiaries in Africa.

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

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, and the Brazilian real as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada, and Brazil, respectively. The United States dollar is the designated functional currency for all of our other significant non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange losses are included in other (income) expense, net, and totaled $8.3 million, $3.8 million, and $3.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Foreign currency exchange losses during the year ended December 31, 2025 include recognition of a $9.5 million cumulative foreign currency translation adjustment loss, which was reclassified from accumulated other comprehensive loss due to the dissolution of our former subsidiary in Canada during 2025.

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

Supplemental Cash Flow Information

Supplemental cash flow information from continuing and discontinued operations is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Supplemental cash flow information:
Interest paid(1)	$16,819	$21,680	$19,171
Income taxes paid, net of refunds	$12,545	$5,956	$4,782
(1) Interest paid is net of $4.5 million, $1.2 million and zero of capitalized interest for the years ended December 31, 2025, 2024 and 2023, respectively

	December 31,
	2025	2024	2023
	(in thousands)
Accrued capital expenditures	$7,849	$7,131	$5,171

New Accounting Pronouncements

Recently Adopted Accounting Pronouncement

Effective January 1, 2025, we adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. This standard requires enhanced disclosures of income taxes, including disaggregated effective tax rate reconciliation by specific categories in both dollars and percentages. income taxes paid disaggregated by jurisdiction, and qualitative explanations for significant reconciling items. The adoption of ASU 2023-09 did not impact our recognition or measurement of income taxes but resulted in expanded disclosures as reflected in Note 2 - “Summary of Significant Accounting Policies” and Note 15 - “Income Taxes.”

Standards not yet adopted

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-12, Codification Improvements, as part of its ongoing project to clarify and correct various areas of U.S. GAAP. The amendments span multiple Topics and include clarifications related to diluted earnings per share, lease receivable disclosures, and transfers of receivables, among others. These changes are not expected to significantly affect current accounting practices. Effective dates vary depending on the underlying Topic. We do not expect ASU 2025-12 to have a material impact on our consolidated financial statements as the amendments clarify existing guidance, but we will continue to monitor its applicability

In December 2025, the FASB also issued ASU 2025-11, “Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies required interim disclosures. ASU 2025-11 addresses the form and content of interim financial statements and footnotes prepared in accordance with GAAP, lists the interim disclosures required by all other

Codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The adoption of the standard will not have an impact on our consolidated statements of operations or balance sheets as the standard only impacts interim disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides entities with optional relief when estimating expected credit losses for current accounts receivable arising from transactions accounted for under Accounting Standards Codification 606. The amendments permit entities to apply a practical expedient that assumes current economic conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The Company expects to adopt the practical expedient effective January 1, 2026 and is assessing the impact of ASU 2025-05 to its consolidated financial statements upon adoption.

In November 2024, the FASB issued ASU 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40)” ("ASU 2024-03"). ASU 2024-03 requires additional disclosures about certain expenses included in the income statement, including purchases of inventory, employee compensation, intangible asset amortization and depreciation. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently assessing the impact of ASU 2024-03 and does not expect a significant impact to its consolidated financial statements upon adoption as the standard expands disclosures.
NOTE 3 — REVENUE

    Our contract asset balances, primarily associated with customer documentation requirements, were $24.4 million, $30.4 million, and $30.6 million as of December 31, 2025, 2024, and 2023, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $5.9 million, $0.4 million, and $3.1 million as of December 31, 2025, 2024, and 2023, respectively, and vary based on the timing of invoicing and performance obligations being met. Unearned income is included in accrued liabilities and other in our consolidated balance sheets. During the years ended December 31, 2025, 2024, and 2023, we recognized approximately $0.3 million, $2.8 million, and $1.8 million, respectively, of revenue deferred in unearned income as of the beginning of each period. This amount is included in products sales and services revenues in our consolidated statements of operations. During the years ended December 31, 2025, 2024, and 2023, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 17 - “Industry Segments and Geographic Information”. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below:

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Completion Fluids & Products
United States	$217,948	$156,825	$147,843
International	158,505	154,476	165,187
	$376,453	$311,301	$313,030
Water & Flowback Services
United States	$215,756	$242,316	$269,819
International	38,723	45,494	43,413
	$254,479	$287,810	$313,232
Total Revenue
United States	$433,704	$399,141	$417,662
International	197,228	199,970	208,600
	$630,932	$599,111	$626,262

NOTE 4 — INTANGIBLES

The components of intangible assets and their related accumulated amortization are as follows:

	December 31, 2025
	Gross Intangibles	Accumulated Amortization	Net Intangibles
	(In Thousands)
Customer relationships	$48,067	$(27,857)	$20,210
Trademarks and tradenames	4,652	(3,665)	987
Marketing rights	14,792	(14,711)	81
Other intangibles	2,707	(2,522)	185
Total intangibles	$70,218	$(48,755)	$21,463

	December 31, 2024
	Gross Intangibles	Accumulated Amortization	Net Intangibles
	(In Thousands)
Customer relationships	$56,122	$(33,052)	$23,070
Trademarks and tradenames	4,561	(3,202)	1,359
Marketing rights	14,122	(14,010)	112
Other intangibles	5,539	(5,157)	382
Total intangibles	$80,344	$(55,421)	$24,923
NOTE 5 — IMPAIRMENTS AND OTHER CHARGES

Impairments of Inventory and Long-Lived Assets

During 2025, we recorded a $3.6 million impairment of our former corporate office lease related to the relocation of our corporate headquarters and we recorded $0.6 million impairments of certain long-lived assets and right of use assets, within our Water & Flowback Services Segment. The fair values of right of use assets were estimated based on the discounted cash flows of our lease payments (a Level 3 fair value measurement) in accordance with the fair value hierarchy. The fair values of other long-lived assets was based on the estimated market values of similar equipment (a Level 3 fair value measurement).

During 2024, we recorded a $0.1 million impairment of our corporate office lease. During 2023, we recorded a $2.1 million impairment of a facility lease in Scotland within our Completion Fluids & Products Segment and we recorded a $0.8 million impairment of our corporate office lease. The fair values were estimated based on the discounted cash flows from our lease and sublease agreements (a Level 3 fair value measurement) in accordance with the fair value hierarchy.

NOTE 6 – INVENTORIES

    Components of inventories are as follows:

	December 31,
	2025	2024
	(In Thousands)
Finished goods	$96,125	$90,919
Raw materials	5,764	1,599
Parts and supplies	11,949	7,297
Work in progress	1,888	1,882
Total inventories	$115,726	$101,697

Finished goods inventories include newly manufactured CBFs as well as used brines that are repurchased from certain customers for recycling.
NOTE 7 — LEASES

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

In August 2025, we entered into an operating lease agreement for a new corporate headquarters facility in Spring, Texas. We recognized a right-of-use asset and corresponding long-term lease liability of approximately $10.5 million. The term is thirteen years and includes fixed monthly base rent payments totaling approximately $1.8 million annually beginning in early 2028 and continuing through the lease term, including scheduled annual escalations. We also expect to incur additional costs related to facility management and operations, which will be expensed as incurred as variable lease costs.

Our former corporate operating lease expires in December 2027, a portion of which is subleased. Upon abandonment of our former corporate office in late 2025 that is not subleased, we recorded a non-cash charge of approximately $9.5 million, including a $3.6 million impairment of the right of use asset and accrual of approximately $5.9 million of estimated facility management and operational costs expected to be incurred through the lease expiration in December 2027, which is included in other (income) expense, net in our consolidated statements of operations, and will be offset by concessions from the new lease during 2026 and 2027.

Components of lease expense, included in either cost of revenues or general and administrative expense based on the use of the underlying asset, are as follows (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less):

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Operating lease expense	$14,275	$13,030	$13,053
Short-term lease expense	40,988	50,521	46,566
Finance lease cost:
Amortization of right-of-use assets	4,024	2,062	232
Interest on finance leases	439	385	112
Total lease expense	$59,726	$65,998	$59,963

Supplemental cash flow information:

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$14,950	$13,292	$13,293
Operating cash flows - finance leases	$477	$373	$112
Financing cash flows - finance leases	$4,736	$1,438	$1,695

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$18,815	$7,422	$10,058
Finance leases	$1,989	$6,575	$2,555

Supplemental balance sheet information:

	December 31, 2025	December 31, 2024
	(In Thousands)
Operating leases:
Operating lease right-of-use assets	$36,999	$29,797

Operating lease liabilities, current portion	11,326	8,861
Operating lease liabilities	32,664	25,041
Total operating lease liabilities	$43,990	$33,902

Finance leases:
Finance lease right-of-use assets	$4,421	$6,495

Finance lease liabilities, current portion	4,306	4,582
Finance lease liabilities	806	3,211
Total finance lease liabilities	$5,112	$7,793

Additional operating lease information:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	6.1 years	4.6 years
Finance leases	1.2 years	1.9 years

Weighted average discount rate:
Operating leases	9.8%	9.8%
Finance leases	7.0%	6.4%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating and finance leases with terms in excess of one year consist of the following at December 31, 2025:

	Operating Leases	Finance Leases
	(In Thousands)
2026	$15,081	$4,508
2027	10,505	719
2028	6,689	105
2029	5,003	15
2030	3,835	—
Thereafter	21,292	—
Total lease payments	62,405	5,347
Less imputed interest	(18,415)	(235)
Total lease liabilities	$43,990	$5,112
Sales Lease and Sublease Agreements

During the year ended December 31, 2024, in connection with the modification of a revenue contract by our Water & Flowback Services Segment, we entered into an arrangement with a customer including an embedded sales-type lease. Pursuant to this contract settlement, we recognized $7.4 million of revenues included in product sales revenues for the year ended December 31, 2024 including $4.1 million of revenues from the embedded lease. We also recognized $3.0 million of cost included in cost of product sales in our consolidated statements of operations during the year ended December 31, 2024. As of December 31, 2025 and 2024, current lease receivables of $2.2 million and $1.4 million, respectively, are included in trade accounts receivable, and long-term lease receivables of $2.2 million as of December 31, 2024 are included in other assets in our consolidated balance sheets.
The Company has subleases for a portion of its former corporate headquarters facility and a facility in Europe. The leases and subleases are considered operating leases. For the years ended December 31, 2025, 2024, and 2023, we recognized sublease income of $1.4 million, $1.2 million, and $1.2 million, respectively.
Future minimum payments under the embedded sales lease and non-cancelable facility subleases were as follows at December 31, 2025:

	Sales Lease	Sublease Payments
	(In Thousands)
2026	$2,187	$1,519
2027	—	1,476
2028	—	976
2029	—	976
2030	—	976
Thereafter	—	2,443
Total payments	$2,187	$8,366

NOTE 8 — INVESTMENTS

Our investments as of December 31, 2025 and 2024, consist of the following:

	December 31,
	2025	2024
	(In Thousands)
Investment in Kodiak(1)	$—	$18,393
Investment in Standard Lithium	3,576	1,168
Other investments	8,251	8,598
Total investments	$11,827	$28,159
(1)        Kodiak acquired CSI Compressco on April 1, 2024.

We retained an interest in our former subsidiary, CSI Compressco LP (“CSI Compressco’), which was acquired by Kodiak on April 1, 2024, and we received shares of Kodiak in exchange for our common units in CSI Compressco in connection with such acquisition. In January 2025, we sold our Kodiak shares for proceeds of $19.0 million, net of transaction and broker fees.

The Company received stock of Standard Lithium under the terms of arrangements whereby Standard Lithium has the right to explore for, produce and extract lithium in our Arkansas leases and other additional potential resources in the Mojave region of California. The stock component of consideration received from Standard Lithium was initially recorded as unearned income based on the quoted market price at the time the stock was received, then recognized in income over the contract term. Changes in the value of stock are recorded in other (income) expense, net in our consolidated statements of operations.

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
NOTE 9 – DISCONTINUED OPERATIONS

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

With respect to certain properties in the Gulf of America, we have been advised that the cost of the decommissioning work to plug and abandon certain wells is projected to be significantly higher than the approximately $10.7 million bond supporting the liability, which was put in place by Maritech and other interest owners based on earlier cost estimates. We have also been advised more recently that Maritech’s prior working interest with respect those plugging and abandonment (“P&A”) costs are expected to exceed its share of the bond. In September 2024, P&A operations commenced pursuant to a cost sharing agreement among certain parties for decommissioning certain properties in the Gulf of America. While Maritech is not a party to this cost sharing agreement, a predecessor of Maritech has advised us that it expects to seek reimbursement from us for the portion of decommissioning costs it has contractually agreed to pay pursuant to the terms of the cost sharing agreement. While the ultimate outcome of this matter cannot be predicted, we could potentially be liable for an estimated amount in the range of $11.3 million to $27.0 million, before Maritech’s proportionate share of the bond proceeds (approximately $3.9 million), depending on the outcome of negotiations and whether other partners or property owners in the chain of title fulfill their respective obligations under their agreements. Additionally, we understand that in connection with the P&A operations being performed, Maritech and the other named obligees have made a demand on the related bond. We have made efforts to protect Maritech’s proportionate share of the bond proceeds, including demanding that the surety segregate or ensure that Maritech’s share is applied solely to satisfy its proportionate share of the decommissioning costs. We accrued liabilities of $7.4 million and $5.8 million related to this obligation as of December 31, 2025 and December 31, 2024, respectively.
A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Income (Loss) from Discontinued Operations to the After-Tax Income (Loss) from Discontinued Operations
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
	Maritech	Maritech	Offshore Services

Cost of revenues	$1,530	$5,855	$5
General and administrative expense	—	—	41
Other income, net	—	(515)	(324)
(Loss) income from discontinued operations before income taxes	(1,530)	(5,340)	278
Income tax benefit	(321)	—	—
(Loss) income from discontinued operations attributable to TETRA stockholders	$(1,209)	$(5,340)	$278
Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(In Thousands)

	December 31,
	2025	2024
	Maritech	Maritech

Carrying amounts of major classes of liabilities included as part of discontinued operations
Decommissioning liability	$7,360	$5,830
Total liabilities associated with discontinued operations	$7,360	$5,830
See Note 11 - “Commitments and Contingencies” for further discussion of contingencies of discontinued operations.

NOTE 10 — LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt consists of the following:

		December 31,
	Scheduled Maturity	2025	2024
		(In Thousands)
Term credit agreement(1)	January 1, 2030	$181,357	$179,696
Total long-term debt		$181,357	$179,696

(1)        Net of unamortized discount of $4.2 million and $5.0 million as of December 31, 2025 and 2024, respectively, and net of unamortized deferred financing costs of $4.5 million and $5.3 million as of December 31, 2025 and 2024, respectively.

Scheduled maturities for the next five years and thereafter are as follows, not considering annual prepayment offers required by our Term Credit Agreement described below:

December 31, 2025
(In Thousands)
2026	$—
2027	—
2028	—
2029	—
2030	190,000
Thereafter	—
Total maturities	$190,000

Term Credit Agreement

    On January 12, 2024, the Company entered into a definitive agreement for a $265.0 million credit facility, consisting of a $190.0 million funded term loan and a $75.0 million delayed-draw term loan (collectively the “Term Credit Agreement”) that refinanced the Company’s prior credit facility outstanding as of December 31, 2023 and provided capital to advance the Company’s Arkansas project. The $75.0 million delayed-draw provision of the Term Credit Agreement expired on January 12, 2026. Pricing on the Term Credit Agreement is the secured overnight financing rate (“SOFR”) plus 5.75%. The Company was required to pay a commitment fee on the unutilized commitments with respect to the delayed-draw term loan at the rate of 1.50% per annum. The interest rate per annum on borrowings under the Term Credit Agreement is 9.57% as of December 31, 2025 and the maturity date of the Term Credit Agreement is January 1, 2030. The Company used the net proceeds to repay in full the balance of its prior credit facility, with approximately $15.2 million of additional cash, net of discounts and transaction expenses. In connection with the Term Credit Agreement, we incurred approximately $5.7 million of fees which were deferred and will be amortized over the term of the Term Credit Agreement. As a result of termination of the prior credit facility, a loss of $5.5 million was recognized during the three-month period ended March 31, 2024 primarily for unamortized deferred financing costs.

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

Our Term Credit Agreement requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report. We are not required to offer to prepay any of our Term Credit Agreement based on our Leverage Ratio as of December 31, 2025.

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

As of December 31, 2025, our ABL Credit Agreement provides, with certain restrictions, for a senior secured revolving credit facility of up to $100.0 million with a $25.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, and a swingline loan sublimit of $11.5 million. The ABL Credit Agreement matures on May 13, 2029.

As of December 31, 2025, we had no borrowings outstanding and $0.2 million letters of credit or guarantees under our ABL Credit Agreement. Deferred financing costs of $0.9 million and $1.0 million as of December 31, 2025 and 2024, respectively, were classified as other long-term assets on the accompanying consolidated balance sheet as there was no outstanding balance on our ABL Credit Agreement. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $67.7 million under this agreement.

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

Swedish Credit Facility

The Company has a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden and Finland (“Swedish Credit Facility”). As of December 31, 2025, we had no balance outstanding and availability of approximately $5.4 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expired on December 31, 2025 and has been renewed by the Company through December 31, 2026. Any balance outstanding under the Swedish Credit Facility is included in accrued liabilities and other in our consolidated balance sheet.

Finland Credit Agreement

The Company has an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of December 31, 2025, we had $1.6 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement has been renewed by the Company through December 31, 2026.

Covenants

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of December 31, 2025, we were in compliance with all covenants under the credit agreements.
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

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Segment operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of December 31, 2025, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Segment’s supply agreements was approximately $95.5 million, including $57.4 million for the year ending December 31, 2026, $28.5 million for the year ending December 31, 2027, and $9.6 million for the year ending December 31, 2028. Amounts purchased under these agreements for each of the years ended December 31, 2025, 2024, and 2023, was $66.4 million, $56.3 million, and $46.9 million, respectively. As of December 31, 2025, we also have commitments of $15.3 million related to long-lead power infrastructure for our Completion Fluids & Products Segment’s bromine plant in Arkansas, including $1.8 million expected to be paid in the first quarter of 2026 and included in accrued liabilities and other in our consolidated balance sheets, and $13.5 million due over five years beginning after electric service is available.

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

In addition, Maritech and certain other interest owners have received decommissioning orders from BSEE and could receive additional decommissioning orders in the future. Such decommissioning orders received by Maritech and other interest owners relate to asset retirement obligations for certain properties in the Gulf of America. From time to time, we also receive demand notices from third parties related to certain corporate guarantees or other arrangements covering such decommissioning liabilities and other potential claims related to onshore decommissioning activities. While the ultimate outcome of such matters cannot be predicted at this time, if Maritech or other interest owners default, BSEE or third parties may seek to enforce certain corporate guarantees or third-party indemnity agreements against us for a portion of such decommissioning obligations, which may be significant. On February 13, 2025, Arena Energy, LLC (“Arena”) filed a complaint in U.S. District Court for the Southern District of Texas seeking indemnification from us and Maritech for decommissioning of a Maritech oil and gas platform in the Gulf of America. The estimated remaining decommissioning costs for such property is approximately $24.5 million, before TETRA’s bond proceeds of $8.1 million. At this stage of the dispute, we have not accrued a reserve for this contingency as we have not met the criteria specified in applicable accounting guidance.

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

With respect to certain properties in the Gulf of America, we have been advised that the cost of the decommissioning work to plug and abandon certain wells is projected to be significantly higher than the approximately $10.7 million bond supporting the liability, which was put in place by Maritech and other interest owners based on earlier cost estimates. We have also been advised more recently that Maritech’s prior working interest with respect those plugging and abandonment (“P&A”) costs are expected to exceed its share of the bond. In September 2024, P&A operations commenced pursuant to a cost sharing agreement among certain parties, excluding Maritech, for decommissioning certain properties in the Gulf of America. On November 3, 2025, Anadarko E&P Onshore LLC (“Anadarko”) filed a complaint in United States District Court for the Southern District of Texas seeking indemnification from us and Maritech for decommissioning costs exceeding $27.0 million asserting Maritech and TETRA are allegedly in breach of certain purported obligations to address plugging and abandonment and decommissioning obligations for certain outer continental shelf leases and related infrastructure located in the Gulf of America. While the ultimate outcome of this matter cannot be predicted, we could potentially be liable for an estimated amount in the range of $11.3 million to $27.0 million, before Maritech’s proportionate share of the bond proceeds (approximately $3.9 million), depending on the outcome of negotiations and whether other partners or property owners in the chain of title fulfill their respective obligations under their agreements. Additionally, we understand that in connection with the P&A operations being performed, Maritech and the other named obligees have made a demand on the related bond. We have made efforts to protect Maritech’s proportionate share of the bond proceeds, including demanding that the surety segregate or ensure that Maritech’s share is applied solely to satisfy its proportionate share of the decommissioning costs. We accrued liabilities of $7.4 million and $5.8 million related to this obligation as of December 31, 2025 and December 31, 2024, respectively. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of any legal proceedings, any amounts estimated or accrued may not represent the ultimate loss to the Company.

We intend to vigorously defend against the claims brought by Arena and Anadarko but we are presently unable to predict the duration, scope or result of these proceedings, as the litigation is in early stages. The estimates above exclude attorney fees, which cannot be reasonably determined.

In early 2018, we also closed the sale of our Offshore Segment to Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC). Part of the consideration we received was a promissory note of Epic Companies in the original principal amount of $7.5 million (the “Epic Promissory Note”). At the end of August 2019, Epic Companies filed for bankruptcy and we recorded a reserve of $7.5 million for the full amount of the promissory note, including accrued interest, and certain other receivables in the amount of $1.5 million during the quarter ended September 30, 2019. The Epic Promissory Note became due on December 31, 2019 and neither Epic nor the Clarkes made payment. TETRA filed a lawsuit against the Clarkes on January 15, 2020 for breach of the promissory note guaranty agreement. In September 2020, the court granted TETRA’s Motion for Summary Judgment and entered Final Judgment in our favor, dismissing counterclaims by the Clarkes and awarding TETRA $7.9 million in damages. The Clarkes appealed the Final Judgment, and the court of appeals affirmed. Since obtaining the Final Judgment, TETRA has undertaken efforts to collect the judgment in Texas, Utah, Nevada, Massachusetts, and Georgia. TETRA continues to work on identifying potential Orinoco assets and/or engage with the Clarkes to resolve this dispute. During the year ended December 31, 2024, we received a $0.5 million settlement, which is included in other (income), net in our consolidated statement of operations. We cannot provide any assurance the Clarkes will pay the judgment or that they will not file for bankruptcy protection. If the Clarkes do file for bankruptcy protection, we likely would be unable to collect all, or even a significant portion of, the judgment owed to us.
NOTE 12 — CAPITAL STOCK

Our Restated Certificate of Incorporation, as amended during 2017, authorizes us to issue 250,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2025, we had 134,113,790 shares of common stock outstanding and no shares of preferred stock outstanding. We had 3,138,675 shares held in treasury as of December 31, 2025, 2024, and 2023. The voting, dividend, and liquidation rights of the holders of common stock are subject to the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. There is no cumulative voting. Dividends may be declared and paid on common stock as determined by our Board of Directors, subject to any preferential dividend rights of any then outstanding preferred stock.

A summary of the activity of our common shares outstanding and treasury shares held for the three-year period ending December 31, 2025, is as follows:

Common Shares Outstanding	Year Ended December 31,
	2025	2024	2023
At beginning of period	131,812,406	130,079,173	128,662,300
Vest of restricted stock, net	1,608,255	1,732,233	1,210,996
Exercise of common stock options, net	693,129	1,000	205,877
At end of period	134,113,790	131,812,406	130,079,173
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
NOTE 13 — EQUITY-BASED COMPENSATION AND OTHER

Equity-Based Compensation

We have various equity incentive compensation plans that provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, and directors. Stock options are exercisable for periods of up to ten years. Compensation cost for all share-based payments is based on the grant date fair value and is recognized in earnings over the requisite service period. Total equity-based compensation expense before tax attributed to equity incentive compensation plans for the three years ended December 31, 2025, 2024, and 2023, was $7.1 million, $6.6 million, and $10.6 million, respectively, and is included in general and administrative expense.

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

    In May 2018, our stockholders approved the adoption of the TETRA Technologies, Inc. 2018 Equity Incentive Plan (“2018 Equity Plan”) and the TETRA Technologies, Inc. 2018 Non-Employee Director Equity Incentive Plan (“2018 Director Plan”). On May 2021, our stockholders approved the First Amended and Restated 2018 Equity Incentive Plan (the “Amended 2018 Equity Plan”), which amended the 2018 Equity Plan and terminated the 2018 Director Plan. In May 2023, our stockholders approved the Second Amended and Restated 2018 Equity Incentive Plan that, among other things, increased the number of authorized shares to 16,365,000. In June 2025, our stockholders approved the Third Amended and Restated 2018 Equity Incentive Plan which, among other things, increased the number of authorized shares to 20,635,000 shares in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares, other stock-based awards and cash-based awards to employees and non-employee directors.

Stock Options

We did not grant any stock options during the years ended December 31, 2025, 2024, and 2023. We have stock options outstanding for awards granted prior to 2023. The following is a summary of stock option activity for the year ended December 31, 2025:

	Shares Under Option	Weighted Average Option Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In Thousands)			(In Thousands)
Outstanding at January 1, 2025	1,829	$5.61
Options canceled	(28)	$4.89
Options exercised	(693)	$5.57
Options expired	(397)	$7.15
Outstanding at December 31, 2025	711	$4.81	1.4 years	$3,241
Exercisable at December 31, 2025	711	$4.81	1.4 years	$3,241

Intrinsic value is the difference between the market value of our stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. During the year ended December 31, 2025, the total intrinsic value of stock options exercised was $0.9 million. Cash received from employees upon the exercise of stock options totaled $3.9 million for the year ended December 31, 2025. The company recognized $0.2 million of income tax benefits related to the exercise of awards during the year ended December 31, 2025. There were approximately 693,000, 1,000, and 206,000 options exercised during the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025, there is no unrecognized compensation cost for stock options as all stock options have vested.

Restricted Stock

    Restricted stock awards and restricted stock units are periodically granted to key employees, including grants for employment inducements, as well as to members of our Board of Directors. These awards historically have provided for vesting periods of up to three years. Non-employee director grants vest in full before the first anniversary of the grant. Upon vesting of restricted stock awards, shares are issued to award recipients. Restricted stock units may be settled in cash or shares at vest, as determined by the Compensation Committee or the Non-Executive Award Committee, as applicable. The following is a summary of activity for our outstanding restricted stock for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested restricted stock outstanding at December 31, 2024	3,599	$3.88
Granted	2,750	$3.67
Vested	(2,394)	$3.89
Canceled/Forfeited	(200)	$3.76
Non-vested restricted stock outstanding at December 31, 2025	3,755	$3.74

Total compensation cost recognized for restricted stock was $7.1 million, $6.6 million, and $10.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. These amounts include nominal amounts for the years ended December 31, 2025 and 2024 and $5.0 million for the year ended December 31, 2023, for the portion of awards under short-term incentive plans and long-term incentive plans that were settled with restricted stock awards. Total unrecognized compensation cost at December 31, 2025, related to unvested restricted stock awards, is approximately $8.1 million which is expected to be recognized over a weighted-average remaining amortization period of 1.6 years. During the years ended December 31, 2025, 2024, and 2023, the total fair value of shares vested was $9.4 million, $8.4 million, and $4.7 million, respectively.

At December 31, 2025, net of options previously exercised pursuant to our various equity compensation plans, we have a maximum of 5,185,693 shares of common stock issuable pursuant to awards previously granted and outstanding and awards authorized to be granted in the future.

401(k) Plan

We have a 401(k) retirement plan (the “Plan”) that covers substantially all employees and entitles them to contribute up to 70% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. We match 50% of each employee’s contribution up to 8%. Participants will be 100% vested in employer match contributions after 3 years of service. In addition, we can make discretionary contributions which are allocable to participants in accordance with the Plan. Total expense related to our 401(k) plan was $2.6 million, $2.8 million, and $2.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Deferred Compensation Plan

We provide our officers, directors, and certain key employees with the opportunity to participate in an unfunded, deferred compensation program. There were 4 participants in the program at December 31, 2025. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain our sole property, and we use a portion of the proceeds to purchase life insurance policies on the lives of certain of the participants. The insurance policies, which also remain our sole property, are payable to us upon the death of the insured. We separately contract with the participant to pay to the participant the amount of deferred compensation, as adjusted for gains or losses, invested in participant-selected investment funds. Participants may elect to receive deferrals and earnings at termination, death, or at a specified future date while still employed. Distributions while employed must be at least three years after the deferral election. The program is not qualified under Section 401 of the Internal Revenue Code. At December 31, 2025, the amounts payable under the plan approximated the value of the corresponding assets we owned.

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

Financial Instruments

Investments

We retained an interest in our former subsidiary, CSI Compressco LP (“CSI Compressco’), which was acquired by Kodiak on April 1, 2024, and we received shares of Kodiak in exchange for our common units in CSI Compressco in connection with such acquisition. In January 2025, we sold our Kodiak shares for proceeds of $19.0 million, net of transaction and broker fees. In addition, the Company received stock of Standard Lithium under the terms of agreements whereby Standard Lithium has the right to explore for, produce and extract lithium in our Arkansas leases and other additional potential resources in the Mojave region of California. Our investments in Kodiak, Standard Lithium, and, formerly, CSI Compressco, are recorded in investments on our consolidated balance sheets based on the quoted market stock price (Level 1 fair value measurements).

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

The change in our investments for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Investment balance at beginning of period	$19,561	$1,388	$7,210	$28,159
Sale of investments	(19,011)	—	—	(19,011)
Reclassification between Level 2 and Level 3 fair value	—	(1,388)	1,388	—
Realized and unrealized gain on equity securities	3,026	—	244	3,270
Unrealized loss on embedded option	—	—	(1,022)	(1,022)
Unrealized gain on convertible note, excluding embedded option	—	—	431	431
Investment balance at end of period	$3,576	$—	$8,251	$11,827

	Year Ended December 31, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Investment balance at beginning of period	$10,154	$—	$7,200	$17,354
Purchase of investments	—	1,000	21	1,021
Reclassification between Level 2 and Level 3 fair value	—	350	(350)	—
Unrealized gain on equity securities	9,407	38	1,130	10,575
Unrealized loss on embedded option	—	—	(1,971)	(1,971)
Unrealized gain on convertible note, excluding embedded option	—	—	1,180	1,180
Investment balance at end of period	$19,561	$1,388	$7,210	$28,159

	Year Ended December 31, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(In Thousands)
Investment balance at beginning of period	$8,147	$6,139	$14,286
Purchase of investments	—	350	350
Unrealized gain on equity securities	2,007	—	2,007
Unrealized loss on embedded option	—	(16)	(16)
Unrealized gain on convertible note, excluding embedded option	—	727	727
Investment balance at end of period	$10,154	$7,200	$17,354

A summary of significant recurring fair value measurements by valuation hierarchy as of December 31, 2025 and 2024, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Description	December 31, 2025	(Level 1)	(Level 3)
	(In Thousands)
Investments in Standard Lithium	$3,576	3,576	—
Other investments	8,251	—	8,251
Investments	$11,827

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Investments in Kodiak(1)	$18,393	18,393	—	—
Investments in Standard Lithium	1,168	1,168	—	—
Other investments	8,598	—	1,388	7,210
Investments	$28,159
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

We entered into, and we may in the future enter into, short-term foreign currency forward derivative contracts with third parties as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. The fair values of foreign currency derivative instruments are based on quoted market values (a Level 2 fair value measurement). We did not have foreign currency derivative instruments outstanding as of December 31, 2025 or 2024. During the years ended December 31, 2025, 2024, and 2023, we recognized $0.7 million, zero, and zero of net losses, respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program.

Impairments of Inventory and Long-Lived Assets

During 2025, we recorded a $3.6 million impairment of our former corporate office lease related to the relocation of our corporate headquarters and we recorded $0.6 million impairments of certain long-lived assets and right of use assets, within our Water & Flowback Services Segment. The fair values of right of use assets were estimated based on the discounted cash flows of our lease payments (a Level 3 fair value measurement) in accordance with the fair value hierarchy. The fair values of other long-lived assets was based on the estimated market values of similar equipment (a Level 3 fair value measurement).

During 2024, we recorded a $0.1 million impairment of our corporate office lease. During 2023, we recorded a $2.1 million impairment of a facility lease in Scotland within our Completion Fluids & Products Segment and we recorded a $0.8 million impairment of our corporate office lease. The fair values were estimated based on the discounted cash flows from our lease and sublease agreements (a Level 3 fair value measurement) in accordance with the fair value hierarchy.

Other

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and long-term debt pursuant to TETRA's Term Credit Agreement, ABL Credit Agreement, and Swedish Credit Agreement approximate their carrying amounts.
NOTE 15 — INCOME TAXES

The income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2025, 2024, and 2023, consists of the following:

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Current
State	$244	$348	$535
International	13,302	9,228	6,419
	13,546	9,576	6,954
Deferred
Federal	10,533	(94,799)	—
State	258	(2,751)	(41)
International	(2,042)	3,096	(693)
	8,749	(94,454)	(734)
Total income tax expense (benefit)	$22,295	$(84,878)	$6,220

A reconciliations of the expense (benefit) for income taxes attributable to continuing operations, computed by applying the federal statutory rate to income (loss) before income taxes and the reported income taxes, is as follows:

	Year Ended December 31, 2025
	$	%
	(In Thousands)
Income tax expense at United States federal statutory rate	$5,565	21.0%
State and local income taxes, net of federal benefit(1)	397	1.5%
Foreign tax effects
Argentina
Foreign currency remeasurement	804	3.0%
Inflation adjustment	(379)	(1.4)%
Out-of-period adjustment(2)	(1,159)	(4.4)%
Other	354	1.3%
Brazil
Statutory rate difference between Brazil and United States	1,750	6.6%
Foreign currency remeasurement	293	1.1%
Other	309	1.2%
Canada
Liquidation of Canadian subsidiary	3,287	12.4%
Valuation allowance	(3,287)	(12.4)%
Foreign currency translation adjustment loss(3)	2,189	8.3%
Other	(180)	(0.7)%
Saudi
Other	386	1.5%
Sweden
Foreign currency remeasurement	(281)	(1.1)%
Other	142	0.5%
United Kingdom
UK taxation on non-UK earnings	461	1.7%
Other	49	0.2%
Other foreign jurisdictions	10	0.1%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws:
US taxation on non-US earnings	1,555	5.9%
Change of the US tax classification of Brazilian subsidiary(4)	6,886	26.0%
Tax credits:
Other	(165)	(0.6)%
Valuation allowance	2,132	8.0%
Non-taxable or non-deductible items:
Non-deductible compensation	1,272	4.8%
Other	(140)	(0.5)%
Uncertain tax positions	—	—%
Other adjustments	45	0.1%
Total tax expense and effective tax rate	$22,295	84.1%
(1)    During the year ended December 31, 2025, State and local income taxes are primarily related to the state of Texas.
(2)    During the year ended December 31, 2025, the out-of-period adjustment to our deferred tax liability related to a correction to our 2024 tax provision is discussed in "Note 2-Basis of Presentation and Significant Accounting Policies."
(3)    During the year ended December 31, 2025, the foreign currency translation adjustment related to the dissolution of our former subsidiary in Canada during 2025 as discussed in "Note 2-Basis of Presentation and Significant Accounting Policies."
(4)    During the year ended December 31, 2025, we elected to change the United States tax classification of our Brazilian subsidiary from a partnership to a corporation. While this tax election is expected to reduce our future consolidated effective tax rate and with the expectation of improving future cash flow, the tax election results in recognition of approximately $6.9 million of federal deferred tax expense in the current year.

	Year Ended December 31,
	2024	2023
	(In Thousands)
Income tax expense computed at statutory federal income tax rates	$6,036	$6,657
State income taxes, net of federal benefit	1,225	1,052
Nondeductible expenses	1,622	1,399
Impact of international operations	4,877	1,285
Valuation allowance	(97,871)	(3,693)
Other	(767)	(480)
Total income tax (benefit) expense	$(84,878)	$6,220

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

The following table summarizes income taxes paid, net of refunds, for the year ended December 31, 2025:

2025
(In Thousands)
US State and local	$406
Foreign
Argentina	1,896
Brazil	3,344
Finland	1,626
Sweden	4,643
Other	630
Total income taxes paid during the period	$12,545

Income (loss) before income taxes and discontinued operations includes the following components:

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
United States	$(4,511)	$(9,130)	$8,315
International	31,013	37,872	23,384
Total	$26,502	$28,742	$31,699

As of December 31, 2025 and 2024, we had no unrecognized tax benefits.

We file tax returns in the U.S. and in various state, local, and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Earliest Open Tax Period
United States – Federal	2012
United States – State and Local	2005
Non-United States Jurisdictions	2013

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of our deferred tax assets. In determining the need for a valuation allowance on our deferred tax assets we placed greater weight on recent and objectively verifiable current information, as compared to more forward-looking information that is used in valuating other assets on the balance sheet. While we have considered taxable income in prior years, future reversals of existing taxable temporary differences, future taxable income, and tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize our net deferred tax assets. Significant components of our deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
	(In Thousands)
Net operating losses	$83,922	$89,088
Accruals	25,745	20,602
Depreciation and amortization for book in excess of tax expense	6,594	9,792
All other	12,356	13,353
Total deferred tax assets	128,617	132,835
Valuation allowance	(19,188)	(19,447)
Net deferred tax assets	$109,429	$113,388

Right of use assets	$11,146	$9,092
Depreciation and amortization for tax in excess of book expense	1,803	2,944
Income deferred for tax	7,240	2,660
Investments	326	1,570
All other	4,090	3,885
Total deferred tax liabilities	24,605	20,151
Net deferred tax assets (liabilities)	$84,824	$93,237

Deferred tax assets and liabilities are netted by jurisdiction in our consolidated balance sheets. Deferred tax assets and liabilities netted by jurisdiction as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
	(In Thousands)
Deferred tax assets	$87,322	$98,149
Deferred tax liabilities	(2,498)	(4,912)
Net deferred tax assets	$84,824	$93,237

As of December 31, 2025, a significant portion of our deferred tax assets were United States (federal and state) assets, which include net operating loss carryforwards, tax credit carryforwards as well as temporary differences between GAAP and tax basis that will result in future tax deductions in excess of book. Significant management judgment is required in determining the period in which a reversal of a valuation allowance should occur. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income among other items, in determining whether a full or partial release of its valuation allowance is required.

The $0.3 million decrease in the valuation allowance during the year ended December 31, 2025 was primarily due to the decrease in deferred tax assets and associated $3.3 million valuation allowance related to the liquidation of our Canadian subsidiary mostly offset by the $2.1 million valuation allowance on the United States capital loss carryforward, which expires in 2029, and other changes various jurisdictions valuation allowances.

At December 31, 2025, we had deferred tax assets associated with U.S. federal, U.S. state, and non-U.S. net operating loss carryforwards equal to approximately $66.3 million, $8.5 million, and $9.1 million, respectively. In those jurisdictions in which NOLs are subject to an expiration period, our loss carryforwards, if not utilized, will expire at various dates from 2026 through 2041. Utilization of the NOLs, credit carryforwards and other tax attributes may be subject to a significant annual limitation if an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, has previously occurred or were to occur in the future.
NOTE 16 — NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Number of weighted average common shares outstanding	133,202	131,279	129,568
Assumed vesting of restricted stock units and exercise of stock options	1,948	952	1,675
Average diluted shares outstanding	135,150	132,231	131,243
NOTE 17 — INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

We manage our operations through two segments: Completion Fluids & Products and Water & Flowback Services. Transfers between segments and geographic areas are priced at the estimated fair value of the products or services as negotiated between the operating units.

Summarized financial information concerning the business segments is as follows:

	Year Ended
	December 31, 2025
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(In Thousands)
Revenue	$376,453	$254,479	$—	$630,932
Cost of product sales and services	228,907	204,815	—	433,722
Depreciation, amortization and accretion	8,913	27,815	371	37,099
Impairments and other charges	—	611	3,551	4,162
General and administrative expense	27,599	21,271	51,689	100,559
Operating income (loss)	111,034	(33)	(55,611)	55,390
Interest (income) expense, net	(731)	51	18,007	17,327
Other (income) expense, net	(3,369)	9,418	5,512	11,561
Income (loss) from continuing operations before income taxes	$115,134	$(9,502)	$(79,130)	$26,502

Capital expenditures	$59,770	$20,970	$81	$80,821

	December 31, 2025
Total assets	$347,770	$161,978	$166,013	$675,761

	Year Ended
	December 31, 2024
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(In Thousands)
Revenue	$311,301	$287,810	$—	$599,111
Cost of product sales and services	192,263	231,165	—	423,428
Depreciation, amortization and accretion	9,733	25,631	357	35,721
Impairments and other charges	—	—	109	109
General and administrative expense	25,754	19,116	45,099	89,969
Operating income (loss)	83,551	11,898	(45,565)	49,884
Interest (income) expense, net	(713)	64	23,114	22,465
Loss on debt extinguishment	—	—	5,535	5,535
Other expense (income), net	1,369	1,134	(9,361)	(6,858)
Income (loss) from continuing operations before income taxes	$82,895	$10,700	$(64,853)	$28,742

Capital expenditures	$36,961	$23,442	$277	$60,680

	December 31, 2024
Total assets	$290,788	$158,475	$155,932	$605,195

	Year Ended
	December 31, 2023
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(In Thousands, Except Percents)
Revenue	$313,030	$313,232	$—	$626,262
Cost of product sales and services	196,954	241,218	—	438,172
Depreciation, amortization and accretion	9,053	24,876	400	34,329
Impairments and other charges	2,189	—	777	2,966
Insurance recoveries	(2,850)	—	—	(2,850)
Exploration and pre-development costs	12,119	—	—	12,119
General and administrative expense	28,003	19,452	49,135	96,590
Operating income (loss)	67,562	27,686	(50,312)	44,936
Interest (income) expense, net	(646)	205	22,790	22,349
Other (income) expense, net	(10,106)	1,757	(763)	(9,112)
Income (loss) from continuing operations before income taxes	$78,314	$25,724	$(72,339)	$31,699

Capital expenditures	$11,073	$26,571	$508	$38,152
Summarized financial information concerning the geographic areas of our customers and in which we operate at December 31, 2025, 2024, and 2023, is presented below:

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Revenues from external customers
United States	$433,704	$399,141	$417,663
Europe	114,215	112,940	116,838
South America	65,600	56,574	57,700
Canada and Mexico	162	343	1,863
Middle East, Asia and other	17,251	30,113	32,198
Total revenues	$630,932	$599,111	$626,262

Our chief executive officer is considered the chief operating decision maker. We generally evaluate the performance of and allocate resources to our segments based on income (loss) from continuing operations before income taxes, return on investment and other criteria. Resources for each segment, including employees and financial or capital resources, are allocated predominantly through the annual budget as well as the annual and monthly forecasting process.

As of December 31, 2025 and 2024, no single customer represented more than 10% of our consolidated trade accounts receivables, net of allowance for credit losses. During each of the years ended December 31, 2025, 2024, and 2023, no single customer accounted for more than 10% of our consolidated revenues.

	December 31,
	2025	2024
	(In Thousands)
Identifiable assets
United States	$495,717	$444,064
Europe	97,053	79,312
South America	74,061	66,912
Canada and Mexico	365	679
Africa	2,884	3,175
Middle East, Asia and other	5,681	11,053
Total identifiable assets	$675,761	$605,195
NOTE 18 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no other events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.