Form 10-Q
period 2026-03-31
TETRA TECHNOLOGIES INC
filed 2026-04-29
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of April 27, 2026, there were 135,389,986 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product sales	$83,298	$88,169
Services	72,955	68,971
Total revenues	156,253	157,140
Cost of revenues:
Cost of product sales	53,986	49,765
Cost of services	54,866	54,800
Depreciation, amortization and accretion	9,176	9,151
Impairments and other charges	—	518
Total cost of revenues	118,028	114,234
Gross profit	38,225	42,906
General and administrative expense	25,409	24,134
Operating income	12,816	18,772
Interest expense, net	3,237	4,724
Other (income) expense, net	(2,011)	8,962
Income before taxes	11,590	5,086
Income tax expense	3,271	1,037
Net income attributable to TETRA stockholders	$8,319	$4,049
Basic net income per common share:
Net income attributable to TETRA stockholders	$0.06	$0.03
Weighted average basic shares outstanding	134,500	132,350
Diluted net income per common share:
Net income attributable to TETRA stockholders	$0.06	$0.03
Weighted average diluted shares outstanding	137,315	133,757

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$8,319	$4,049
Foreign currency translation adjustment, net of taxes of $0 in 2026 and 2025	(633)	3,876
Reclassification of non-cash cumulative foreign currency translation adjustment loss to net income from dissolution of Canadian subsidiary	—	9,516
Unrealized (loss) gain on investment	(779)	281
Comprehensive income attributable to TETRA stockholders	$6,907	$17,722

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,473	$72,628
Restricted cash	51	52
Trade accounts receivable, net of allowances of $348 and $397 in 2026 and 2025, respectively	115,769	99,578
Inventories	119,974	115,726
Prepaid expenses and other current assets	25,900	28,694
Total current assets	297,167	316,678
Property, plant and equipment, net	203,223	194,197
Deferred tax assets, net	86,900	87,322
Operating lease right-of-use assets	35,855	36,999
Patents, trademarks and other intangible assets, net of accumulated amortization of $49,379 and $48,775 in 2026 and 2025, respectively	20,595	21,463
Investments	11,494	11,827
Other assets	7,111	7,275
Total long-term assets	365,178	359,083
Total assets	$662,345	$675,761

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$52,205	$54,517
Current portion of long-term debt	5,938	4,750
Compensation and employee benefits	19,671	28,934
Operating lease liabilities, current portion	11,900	11,326
Accrued taxes	11,912	15,001
Accrued liabilities and other	38,123	39,325
Current liabilities associated with discontinued operations	7,360	7,360
Total current liabilities	147,109	161,213
Long-term debt, net	175,880	176,607
Operating lease liabilities	30,635	32,664
Asset retirement obligations	15,669	15,526
Deferred income taxes	2,889	2,498
Other liabilities	4,548	4,766
Total long-term liabilities	229,621	232,061
Commitments and contingencies (Note 6)
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at March 31, 2026 and December 31, 2025; 138,434,753 and 137,252,465 shares issued at March 31, 2026 and December 31, 2025, respectively, and 135,296,078 and 134,113,790 shares outstanding at March 31, 2026 and December 31, 2025, respectively	1,384	1,373
Additional paid-in capital	496,646	500,436
Treasury stock, at cost; 3,138,675 shares held at March 31, 2026 and December 31, 2025	(19,957)	(19,957)
Accumulated other comprehensive loss	(34,089)	(32,677)
Retained deficit	(157,101)	(165,420)
Total TETRA stockholders’ equity	286,883	283,755
Noncontrolling interests	(1,268)	(1,268)
Total equity	285,615	282,487
Total liabilities and equity	$662,345	$675,761

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2025	$1,373	$500,436	$(19,957)	$(34,850)	$2,173	$(165,420)	$(1,268)	$282,487
Net income for first quarter 2026	—	—	—	—	—	8,319	—	8,319
Translation adjustment, net of taxes of $0	—	—	—	(633)	—	—	—	(633)
Other comprehensive loss, net of tax benefit of $216	—	—	—	—	(779)	—	—	(779)
Comprehensive income								6,907
Equity-based compensation	—	1,778	—	—	—	—	—	1,778
Exercise of stock options	1	370	—	—	—	—	—	371
Vesting of restricted stock	10	(5,938)	—	—	—	—	—	(5,928)
Balance at March 31, 2026	$1,384	$496,646	$(19,957)	$(35,483)	$1,394	$(157,101)	$(1,268)	$285,615

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2024	$1,350	$492,722	$(19,957)	$(52,957)	$1,835	$(168,425)	$(1,261)	$253,307
Net income for first quarter 2025	—	—	—	—	—	4,049	—	4,049
Reclassification of non-cash cumulative foreign currency translation adjustment loss to net income from dissolution of Canadian subsidiary	—	—	—	9,516	—	—	—	9,516
Translation adjustment, net of taxes of $0	—	—	—	3,876	—	—	—	3,876
Other comprehensive income	—	—	—	—	281	—	—	281
Comprehensive income								17,722
Equity-based compensation	—	1,860	—	—	—	—	—	1,860
Other	12	(1,158)	—	—	—	—	—	(1,146)
Balance at March 31, 2025	$1,362	$493,424	$(19,957)	$(39,565)	$2,116	$(164,376)	$(1,261)	$271,743

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$8,319	$4,049
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	9,176	9,151
Impairments and other charges	—	518
Gain on investments	(662)	(257)
Equity-based compensation expense	1,778	1,860
Recovery of credit losses	(23)	(85)
Amortization and expense of financing costs	570	495
Gain on sale of assets	(127)	(113)
Non-cash cumulative foreign currency translation adjustment loss from dissolution of Canadian subsidiary	—	9,516
Deferred income tax expense (benefit)	1,102	(134)
Other non-cash (credits) charges	(1)	6
Changes in operating assets and liabilities:
Accounts receivable	(17,375)	(15,584)
Inventories	(3,906)	(2,663)
Prepaid expenses and other current assets	2,789	6,158
Trade accounts payable and accrued expenses	(13,300)	(9,277)
Other	(196)	295
Net cash (used in) provided by operating activities	(11,856)	3,935
Investing activities:
Purchases of property, plant and equipment, net	(19,019)	(17,956)
Proceeds from sale of investments	—	19,011
Proceeds from sale of property, plant and equipment	127	182
Other investing activities	164	108
Net cash (used in) provided by investing activities	(18,728)	1,345
Financing activities:
Proceeds from credit agreements and long-term debt	105	96
Principal payments on credit agreements and long-term debt	(105)	(96)
Payments on financing lease obligations	(1,166)	(931)
Proceeds from exercise of stock options	371	—
Taxes paid upon vesting of equity-based compensation	(5,928)	(1,158)
Net cash used in financing activities	(6,723)	(2,089)
Effect of exchange rate changes on cash	151	651
(Decrease) increase in cash and cash equivalents	(37,156)	3,842
Cash, cash equivalents and restricted cash at beginning of period	72,680	37,208
Cash, cash equivalents and restricted cash at end of period	$35,524	$41,050

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$35,473	$41,000
Restricted cash at end of period	51	50
Total cash, cash equivalents and restricted cash at end of period shown in the consolidated statements of cash flows	$35,524	$41,050

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

We are an energy services and solutions company with operations on six continents focused on developing environmentally conscious services and solutions. In addition to providing products and services to the oil and gas industry and calcium chloride for diverse applications, TETRA is expanding into the low-carbon energy market with chemistry expertise, key mineral acreage, and global infrastructure, helping to meet the demand for sustainable energy in the twenty-first century. We were incorporated in Delaware in 1981. Our portfolio includes energy services, industrial chemicals and emerging critical minerals opportunities, delivered through our two reporting segments – Completion Fluids & Products and Water & Flowback Services. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its subsidiaries on a consolidated basis.

Our Completion Fluids & Products Segment manufactures and markets clear brine fluids (“CBFs”), additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The segment also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry and also produces and markets TETRA PureFlow, an ultra-pure zinc bromide, as well as TETRA PureFlow Plus, an ultra-pure zinc bromide/zinc chloride blend, to battery technology companies.

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended March 31, 2026 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2026.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (“SEC”) and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2025 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2026 (the “2025 Annual Report”).

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2025 included in our 2025 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the first quarter of 2026.

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

Correction of Immaterial Error

During the preparation of the current period financial statements for the period ended March 31, 2026, we identified an immaterial error which understated the current portion of long-term debt and overstated long-term debt by $4.8 million as of December 31, 2025. Balances as of December 31, 2025 have been revised to correct this error. See Note 5 for additional information on our Term Credit Agreement.

Mineral Resources Arrangement

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

We capitalized approximately $6.6 million and $11.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively, of costs, net of reimbursements from our partner, associated with the development of our properties in Arkansas, excluding capitalized interest, which are included in capital expenditures for our Completion Fluids & Products Segment.

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

We capitalized interest attributed to cost capitalized for the development of our properties in Arkansas of approximately $1.8 million and $0.8 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The average effective interest rate used for capitalization during the three months ended March 31, 2026 was 11.0%.

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar, the Brazilian real as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada and Brazil, respectively. The United States dollar is the designated functional currency for most of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) losses are included in other (income) expense, net and totaled $(1.4) million and $8.8 million during the three months ended March 31, 2026 and March 31, 2025, respectively. Foreign currency exchange (gains) losses during the three months ended March 31, 2025 include recognition of a $9.5 million cumulative foreign currency translation adjustment loss, which was reclassified from accumulated other comprehensive loss due to the dissolution of our former subsidiary in Canada.

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

Discontinued Operations

In early 2018, we closed a series of related transactions that resulted in the disposition of our former Offshore segment. We may be required to satisfy certain decommissioning liabilities under third-party indemnity agreements and corporate guarantees for which costs may be significant. As of March 31, 2026 and December 31, 2025, we accrued $7.4 million of decommissioning liability associated with our former Offshore segment for which costs might be above the value of surety bonds on properties previously disposed. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of any legal proceedings, any amounts estimated or accrued may not represent the ultimate loss to the Company. See Note 9 - “Discontinued Operations” and Note 11 - “Commitments and Contingencies” included in our 2025 Annual Report for additional discussion.

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Interest paid(1)	2,737	4,515
Income taxes paid, net of refunds	$7,337	$3,360
(1) Interest paid is net of $1.8 million and $0.8 million of capitalized interest for the three months ended March 31, 2026 and March 31, 2025, respectively.

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued capital expenditures	$7,020	$7,849
NOTE 2 – REVENUE

Revenue from Contracts with Customers

Our contract asset balances, primarily associated with contractual invoicing milestones and/or customer documentation requirements, were $24.2 million and $24.4 million as of March 31, 2026 and December 31, 2025, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our condensed consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $8.6 million and $5.9 million as of March 31, 2026 and December 31, 2025, respectively, and vary based on the timing of invoicing and performance obligations being met. Unearned income is included in accrued liabilities and other in our condensed consolidated balance sheets. We recognized approximately $1.3 million and $0.1 million of revenue during the three months ended March 31, 2026 and March 31, 2025, respectively, deferred in unearned income as of the beginning of the period. During the three months ended March 31, 2026 and March 31, 2025, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 9 - “Industry Segments.” In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Completion Fluids & Products
United States	$57,511	$61,144
International	34,210	31,874
	91,721	93,018
Water & Flowback Services
United States	47,588	55,878
International	16,944	8,244
	64,532	64,122
Total Revenue
United States	105,099	117,022
International	51,154	40,118
	$156,253	$157,140
NOTE 3 – INVENTORIES

Components of inventories as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Finished goods	$101,050	$96,125
Raw materials	4,542	5,764
Parts and supplies	12,476	11,949
Work in progress	1,906	1,888
Total inventories	$119,974	$115,726

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.

NOTE 4 – INVESTMENTS

Our investments as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Investment in Standard Lithium	$2,728	$3,576
Other investments	8,766	8,251
Total Investments	$11,494	$11,827

We received stock of Standard Lithium under the terms of arrangements whereby Standard Lithium has the right to explore for, produce and extract lithium in our Arkansas leases and other additional potential resources in the Mojave region of California. The stock component of consideration received from Standard Lithium was initially recorded as unearned income based on the quoted market price at the time the stock was received, then recognized in income over the contract term. Changes in the value of stock are recorded in other (income) expense, net in our consolidated statements of operations.

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

See Note 7 - “Fair Value Measurements” for further information.
NOTE 5 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of March 31, 2026 and December 31, 2025 consists of the following:

	Scheduled Maturity	March 31, 2026	December 31, 2025

		(in thousands)
Term Credit Agreement(1)
Total debt	January 12, 2030	$181,818	$181,357
Less current portion		(5,938)	(4,750)
Total long-term debt		$175,880	$176,607
(1) Net of unamortized discount of $3.9 million and $4.2 million as of March 31, 2026 and December 31, 2025, respectively, and net of unamortized deferred financing costs of $4.2 million and $4.5 million as of March 31, 2026 and December 31, 2025, respectively.

Term Credit Agreement

Pricing on the Term Credit Agreement is the secured overnight financing rate (“SOFR”) plus 5.75%. The interest rate per annum on borrowings under the Term Credit Agreement is 9.52% as of March 31, 2026. The maturity date of the Term Credit Agreement is January 12, 2030.

Our Term Credit Agreement requires us to repay $3.6 million of principal payments due for the remainder of 2026, and $9.5 million each in 2027, 2028 and 2029, payable quarterly and subject to adjustments for additional borrowings and prepayments, if any. Our Term Credit Agreement also requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report, if our Leverage Ratio (as defined in the Term Credit Agreement) is greater than 2 to 1.

In March 2026, the lender consented to waive the $1.2 million quarterly payment due on March 31, 2026, which effectively deferred the payment to the maturity date of the Term Credit Agreement. Scheduled maturities for the remainder of 2026 through maturity of the Term Credit Agreement are as follows, not considering conditional prepayment offers required by our Term Credit Agreement:

March 31, 2026
(in thousands)
2026	$3,563
2027	9,500
2028	9,500
2029	9,500
2030	157,937
Total maturities	$190,000

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

ABL Credit Agreement

As of March 31, 2026, we had no borrowings outstanding and $3.1 million letters of credit or guarantees under our ABL Credit Agreement. Deferred financing costs of $0.8 million and $0.9 million as of March 31, 2026 and December 31, 2025, respectively, were classified as other long-term assets on the accompanying condensed consolidated balance sheets as there was no outstanding balance on our ABL Credit Agreement. As of March 31, 2026, our ABL Credit Agreement provides, with certain restrictions, for a senior secured revolving credit facility of up to $100.0 million with a $25.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, and a swingline loan sublimit of $11.5 million. The ABL Credit Agreement matures on May 13, 2029. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $61.9 million under this agreement as of March 31, 2026.

Borrowings under the ABL Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) the standard overnight financing rate plus 0.10%, (ii) a base rate plus a margin based on a fixed charge coverage ratio, or (iii) the Daily Simple Risk Free Rate plus 0.10%. The base rate is determined by reference to the highest of (a) the prime rate of interest as announced from time to time by our lender (b) the Federal Funds Effective Rate (as defined in the ABL Credit Agreement) plus 0.5% per annum and (c) the standard overnight financing rate (adjusted to reflect any required bank reserves) for a one-month period on such day plus 1.0% per annum, provided that the base rate shall not be less than 1.0%. Borrowings have an applicable margin ranging from 2.00% to 2.50% per annum for SOFR-based loans and 1.00% to 1.50% per annum for base-rate loans, based upon the applicable fixed charge coverage ratio. In addition to paying interest on the outstanding principal under the ABL Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at an applicable rate of 0.375% per annum. TETRA is also required to pay a customary letter of credit fee equal to the applicable margin on loans and fronting fees.

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

Swedish Credit Facility

The Company has a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of March 31, 2026, we had no balance outstanding and availability of approximately $5.3 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2026 and the Company intends to renew it annually.

Finland Credit Agreement

The Company also has an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of March 31, 2026, there were $1.6 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2027 and the Company intends to renew it annually.

Covenants

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of March 31, 2026, we are in compliance with all required covenants under the credit agreements.
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

There have been no material developments in our legal proceedings during the quarter ended March 31, 2026. For additional discussion of our legal proceedings, please see our 2025 Annual Report.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Segment operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of March 31, 2026, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Segment’s supply agreements was approximately $75.2 million, including $36.4 million for the remainder of 2026, $29.1 million in 2027, and $9.7 million in 2028. As of March 31, 2026, we also have commitments of $13.5 million related to long-lead power infrastructure for our Completion Fluids & Products Segment’s bromine plant in Arkansas, due over five years beginning after electric service is available, which may be subject to reduction or reimbursement if another industrial or non-residential customer(s) connects to the power infrastructure.

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

Our investment in Standard Lithium is recorded in investments on our condensed consolidated balance sheets based on the quoted market stock price (Level 1 fair value measurements). The stock component of consideration received from Standard Lithium is initially recorded as unearned income based on the quoted market price at the time the stock is received, then recognized in income over the contract term. Changes in the value of stock are recorded in other (income) expense, net in our consolidated statements of operations.

We also hold investments in convertible notes, common units, and preferred units issued by two privately-held companies. The convertible note includes an option to convert the note into equity interests. Our investment in certain preferred units as of March 31, 2026 and December 31, 2025 were recorded based on internal valuations with assistance from a third-party valuation specialist, including reference to observable market-based inputs for preferred units issued to several investors during October 2025 through March 2026 (Level 3 fair value measurement). Our investment in convertible notes, embedded option and common units are recorded in our consolidated financial statements based on internal valuations with assistance from a third-party valuation specialist (Level 3 fair value measurement). The valuations are impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings. The change in the fair value of the embedded option, as well as the preferred units and common units, are included in other (income) expense, net in our consolidated statements of operations. The change in the fair value of the convertible note, excluding the embedded option, is included in other comprehensive income (loss) in our consolidated statements of comprehensive income.

The change in our investments for the three months ended March 31, 2026 and March 31, 2025 are as follows:

	Three Months Ended March 31, 2026
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$3,576	$8,251	$11,827
Unrealized (loss) gain on equity securities	(848)	129	(719)
Unrealized gain on embedded option	—	1,381	1,381
Unrealized loss on convertible note, excluding embedded option	—	(995)	(995)
Investment balance at end of period	$2,728	$8,766	$11,494

	Three Months Ended March 31, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$19,561	$1,388	$7,210	$28,159
Sale of investments	(19,011)	—	—	(19,011)
Reclassification between Level 2 and Level 3 fair value	—	(1,388)	1,388	—
Gain on equity securities	466	—	—	466
Unrealized loss on embedded option	—	—	(209)	(209)
Unrealized gain on convertible note, excluding embedded option	—	—	281	281
Investment balance at end of period	$1,016	$—	$8,670	$9,686

Recurring fair value measurements by valuation hierarchy as of March 31, 2026 and December 31, 2025 are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Description	March 31, 2026	(Level 1)	(Level 3)
	(in thousands)
Investment in Standard Lithium	$2,728	$2,728	$—
Other investments	8,766	—	8,766
Total investments	$11,494

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Description	December 31, 2025	(Level 1)	(Level 3)
	(in thousands)
Investment in Standard Lithium	$3,576	$3,576	$—
Other investments	8,251	—	8,251
Total investments	$11,827

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

NOTE 8 – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Number of weighted average common shares outstanding	134,500	132,350
Assumed vesting of equity awards	2,815	1,407
Average diluted shares outstanding	137,315	133,757

NOTE 9 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Segment and Water & Flowback Services Segment.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended
	March 31, 2026
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$91,721	$64,532	$—	$156,253
Cost of product sales and services	58,890	49,962	—	108,852
Depreciation, amortization and accretion	2,231	6,866	79	9,176
General and administrative expense	8,210	6,146	11,053	25,409
Operating income (loss)	22,390	1,558	(11,132)	12,816
Interest (income) expense, net	(157)	89	3,305	3,237
Other (income) expense, net	(1,752)	(591)	332	(2,011)
Income (loss) before taxes	$24,299	$2,060	$(14,769)	$11,590

Capital expenditures	$10,191	$8,828	$—	$19,019

	March 31, 2026
Total assets	$362,514	$169,088	$130,743	$662,345

	Three Months Ended
	March 31, 2025
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$93,018	$64,122	$—	$157,140
Cost of product sales and services	54,315	50,250	—	104,565
Depreciation, amortization and accretion	2,177	6,880	94	9,151
Impairments and other charges	—	518	—	518
General and administrative expense	6,683	5,735	11,716	24,134
Operating income (loss)	29,843	739	(11,810)	18,772
Interest (income) expense, net	(115)	(7)	4,846	4,724
Other (income) expense, net	(719)	9,634	47	8,962
Income (loss) before taxes	$30,677	$(8,888)	$(16,703)	$5,086

Capital expenditures	$13,843	$4,064	$49	$17,956

	December 31, 2025
Total assets	$347,770	$161,978	$166,013	$675,761

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 29, 2026, the date the financial statements were available to be issued.

We entered into new credit facilities in Argentina, which are collateralized by a $3.0 million letter of credit issued under our ABL Credit Agreement in January 2026. We borrowed $1.0 million under new credit facilities in April 2026 for capital expenditure needs for our subsidiary in Argentina, which borrowings bear interest at a weighted average rate of 7.13% per annum. Principal and interest are due at maturity of the facilities in December 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026 (“2025 Annual Report”). This discussion includes forward-looking statements that involve certain risks and uncertainties.
Business Overview

We are an energy services and solutions company with operations on six continents focused on developing environmentally conscious services and solutions. Calcium chloride is used in the oil and gas industry, and also has broad industrial applications to the agricultural, road, food and beverage, and lithium production markets. In addition to providing products and services to the oil and gas industry and calcium chloride for diverse applications, TETRA is expanding into the low-carbon energy market with chemistry expertise, key mineral acreage, and global infrastructure, helping to meet the demand for sustainable energy in the twenty-first century. We are also developing and pilot testing technologies to treat and desalinate produced water from oil wells for beneficial reuse, including surface discharge. We are currently composed of two segments – Completion Fluids & Products and Water & Flowback Services.

Consolidated revenue for the first three months of 2026 of $156.3 million increased 6.5% from the fourth quarter of 2025, led by strong results from our Completion Fluids & Products Segment, and decreased slightly compared to the first quarter of 2025.

Completion Fluids & Products Segment revenues for the first three months of 2026 increased 9.5% compared to the fourth quarter of 2025 driven by strong specialty chemicals and deepwater Brazil projects. Completion Fluids & Products Segment revenues decreased slightly compared to the first three months of 2025, which included the first well of the three-well TETRA Neptune project in the Gulf of America. Deepwater completion opportunities continue to grow, especially in the Gulf of America, as major international oil companies have experienced an urgency to diversify oil and gas supply outside of the Middle East.

Our Water & Flowback Services revenues increased slightly compared to the fourth quarter of 2025, driven by additional early production facilities and water management contracts in Latin America, and decreased slightly compared to the first quarter of 2025, although outperformed the declining onshore activity in the United States. We continue to take proactive actions to reduce costs, right size our support structure and close underperforming service lines within Water & Flowback Services.

The Middle East conflict did not materially affect our first-quarter 2026 results, as historically less than 5% of our revenue is exposed to this region. Our chemical manufacturing plants are located in the United States and Europe, and our elemental bromine for our chemical manufacturing in the United States is sourced locally. Over the longer term, the impact of developments in the Persian Gulf and the Middle East may impact the global oil and gas markets and our business and financial results. Generally, we believe the conflict may provide tailwinds to an already robust offshore and deepwater outlook and boost unconventional investment activity in the United States and Latin America.

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

Three months ended March 31, 2026 compared with three months ended December 31, 2025.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2026	2025
	(in thousands, except percentages)
Revenues	$156,253	$146,681	$9,572	6.5%
Cost of product sales and services	108,852	105,433	3,419	3.2%
Depreciation, amortization and accretion	9,176	9,268	(92)	(1.0)%
Impairments and other charges	—	3,551	(3,551)	(100.0)%
Gross profit	38,225	28,429	9,796	34.5%
General and administrative expense	25,409	25,926	(517)	(2.0)%
Operating income	12,816	2,503	10,313	412.0%
Interest expense, net	3,237	3,961	(724)	(18.3)%
Other (income) expense, net	(2,011)	4,667	6,678	143.1%
Income (loss) before taxes	11,590	(6,125)	17,715	289.2%
Income tax expense	3,271	9,173	(5,902)	(64.3)%
Income (loss) from continuing operations	8,319	(15,298)	23,617	154.4%
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(1,209)	(1,209)	(100.0)%
Net income (loss)	8,319	(16,507)	24,826	150.4%
Loss attributable to noncontrolling interests	—	7	(7)	(100.0)%
Net income (loss) attributable to TETRA stockholders	$8,319	$(16,500)	$24,819	150.4%

Consolidated revenues increased sequentially as a result of increased activity for both the Completion Fluids & Products Segment and Water & Flowback Segment. See Segment Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit increased primarily due to higher activity levels from both the Completion Fluids & Products and Water & Flowback Services Segments. See Segment Comparisons section below for additional discussion. Consolidated gross profit also improved due to the absence of the $3.6 million impairment of the right of use asset for our former corporate office lease following our move to our new corporate office space in December 2025.

Consolidated interest expense, net, decreased $0.7 million due to an increase in the interest expense capitalized for our Arkansas development.

Consolidated other income, net, changed compared to the prior quarter primarily due to a $5.8 million decrease for the non-cash accrual related to our former corporate office lease in the prior quarter and by a $1.6 million increase in foreign exchange gains, primarily in Brazil and Argentina.

Consolidated income tax expense decreased $5.9 million. The decrease in our tax expense was primarily attributed to our election during the prior quarter to change the United States tax classification of our Brazilian subsidiary from a partnership to a corporation, which resulted in approximately $6.9 million of federal deferred tax expense in 2025. This tax election generated tax benefits in 2026 and is expected to provide additional tax benefits in future periods. Our consolidated effective tax rate for the three months ended March 31, 2026 was 28.2%.

Segment Comparisons

Completion Fluids & Products Segment

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2026	2025
	(in thousands, except percentages)
Revenues	$91,721	$83,727	$7,994	9.5%
Gross profit	30,600	27,041	3,559	13.2%
Operating income	22,390	20,018	2,372	11.8%

Revenues for our Completion Fluids & Products Segment increased sequentially primarily due to higher sales volumes within our United States and Northern Europe specialty chemicals business as well as ongoing deepwater Brazil projects.

Gross profit and operating income for our Completion Fluids & Products Segment increased compared to the prior quarter driven by the increase in revenues mentioned above. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, and drilling and completions activity. The increase in operating income for our Completion Fluids & Products segment also included a $0.9 increase in foreign exchange gains, primarily in Brazil and Argentina, partially offset by a $1.2 million increase in compensation expense.

Water & Flowback Services Segment

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2026	2025
	(in thousands, except percentages)
Revenues	$64,532	$62,954	$1,578	2.5%
Gross profit	7,704	5,031	2,673	53.1%
Operating income	1,558	51	1,507	NM (1)
 (1) Percent change is not meaningful

Revenues for our Water & Flowback Services Segment increased compared to the prior quarter driven by new early production facilities in Latin America and increased flowback activity from improving TETRA SandStorm and auto-drillout utilization in key markets in the United States and Latin America.

Gross profit and operating income for our Water & Flowback Services Segment increased compared to the prior quarter primarily due to the increased activity levels described above, as well as by cost-reduction initiatives and market penetration of higher-margin automation technology. This operating margin increase was partially offset by a $1.2 million increase in general and administrative expense due to an increase in compensation expense, primarily to support higher activity in Latin America.

Corporate Overhead

	Three Months Ended		Period to Period Change
	March 31,	December 31,	$ Change	% Change
	2026	2025
	(in thousands, except percentages)
Depreciation and amortization	$79	$92	$(13)	(14.1)%
Impairments and other charges	—	3,551	(3,551)	100.0%
General and administrative expense	11,053	13,923	(2,870)	(20.6)%
Interest expense, net	3,305	4,094	(789)	(19.3)%
Other expense, net	332	6,081	(5,749)	(94.5)%
Loss before taxes	$(14,769)	$(27,741)	$(12,972)	(46.8)%

Corporate overhead loss before taxes decreased compared to the prior quarter primarily due to the absence of the accrual of $5.8 million in operating expenses related to our former corporate office lease through the expiration in 2027 accrued in the prior quarter following our move to our new corporate office space and the associated $3.6 million impairment of the right of use asset for our former corporate office lease. Corporate general and administrative expense also decreased $2.9 million primarily from lower incentive compensation expense.
Three months ended March 31, 2026 compared with three months ended March 31, 2025.
Consolidated Comparisons

	Three Months Ended
	March 31,		Period to Period Change
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenues	$156,253	$157,140	$(887)	(0.6)%
Cost of product sales and services	108,852	104,565	4,287	4.1%
Depreciation, amortization and accretion	9,176	9,151	25	0.3%
Impairments and other charges	—	518	(518)	100.0%
Gross profit	38,225	42,906	(4,681)	(10.9)%
General and administrative expense	25,409	24,134	1,275	5.3%
Operating income	12,816	18,772	(5,956)	(31.7)%
Interest expense, net	3,237	4,724	(1,487)	(31.5)%
Other (income) expense, net	(2,011)	8,962	10,973	122.4%
Income before taxes	11,590	5,086	6,504	127.9%
Income tax expense	3,271	1,037	2,234	215.4%
Net income attributable to TETRA stockholders	$8,319	$4,049	$4,270	105.5%

Consolidated revenues decreased slightly compared to the prior year due to a slight decrease in revenues from our Completion Fluids & Products Segment, partially offset by a slight increase in revenues from our Water & Flowback Services Segment. See Segment Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit decreased compared to the prior year primarily due to the slight decrease in revenues and an increase in Cost of product sales from our Completion Fluids & Products Segment. See Segment Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated general and administrative expenses increased $1.3 million compared to the prior year due to higher compensation expenses, including incentive compensation.

Interest expense, net decreased $1.5 million primarily due to an increase in the interest expense capitalized for our Arkansas development as well as lower interest rates on our Term Credit Agreement.

Consolidated other (income) expense, net, changed compared to the prior year in part due to a $10.3 million decrease in foreign exchange loss, primarily from recognition of the $9.5 million cumulative currency translation adjustment loss associated with the dissolution of a former subsidiary in Canada in the first quarter of 2025, and a $0.4 million net increase in unrealized gains from our investments.

Consolidated income tax expense increased $2.2 million compared to the prior year primarily due to the higher income before taxes. In addition, during the three months ended March 31, 2025, we recorded an adjustment to our deferred tax liability related to a correction to our 2024 tax provision, which decreased consolidated income tax expense by $1.2 million. Our consolidated effective tax rate for the current year is 28.2%, compared to 20.4% during the prior year.

Segment Comparisons

Completion Fluids & Products Segment

	Three Months Ended
	March 31,		Period to Period Change
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenues	$91,721	$93,018	$(1,297)	(1.4)%
Gross profit	30,600	36,526	(5,926)	(16.2)%
Operating income	22,390	29,843	(7,453)	(25.0)%

Revenues for our Completion Fluids & Products Segment decreased slightly primarily due to the prior year quarter as strong volumes from our United States and Northern Europe industrial chemical sales partially offset lower Gulf of America activity.

Gross profit and operating income for our Completion Fluids & Products Segment decreased compared to the prior year due to lower revenues and decreased operating margins from the effect of changes in product mix, including the TETRA Neptune fluid sales in the prior year. Our profitability in future periods will continue to be affected by the timing of and the mix of our products and services, market demand for our products and services, and drilling and completions activity. Operating income for our Completion Fluids & Products Segment was impacted by lower gross profit and a $1.5 million increase in general and administrative expense driven by higher compensation expense.

Water & Flowback Services Segment

	Three Months Ended
	March 31,		Period to Period Change
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenues	$64,532	$64,122	$410	0.6%
Gross profit	7,704	6,474	1,230	19.0%
Operating income	1,558	739	819	110.8%

Revenues for our Water & Flowback Services Segment increased slightly compared to the prior year primarily from new early production facilities in Latin America.

Gross profit and operating income for our Water & Flowback Services Segment increased driven by the new early production facilities in Latin America as well as our continued focus on automation and cost-control initiatives, which contributed to stable margins in a weaker North America environment.

Corporate Overhead

	Three Months Ended
	March 31,		Period to Period Change
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$79	$94	$(15)	(16.0)%
General and administrative expense	11,053	11,716	(663)	(5.7)%
Interest expense, net	3,305	4,846	(1,541)	(31.8)%
Other expense, net	332	47	285	606.4%
Loss before taxes	$(14,769)	$(16,703)	$(1,934)	(11.6)%

Corporate overhead loss before taxes decreased primarily due to a $1.5 million decrease in interest expense, net from an increase in the interest expense capitalized for our Arkansas development.

Liquidity and Capital Resources

We believe that our capital structure allows us to meet our financial obligations on both a short-term and long-term basis. Our liquidity at the end of the first quarter was $102.7 million. Liquidity is defined as unrestricted cash plus availability under our credit agreements. Information about the terms and covenants of our debt agreements can be found in Note 5 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash are as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating activities	$(11,856)	$3,935
Investing activities	$(18,728)	$1,345
Financing activities	$(6,723)	$(2,089)

Operating Activities

Consolidated cash flows provided by operating activities decreased compared to the first three months of 2025 primarily due to an increase in operating income, offset by working capital changes.

Investing Activities

Total cash capital expenditures during the first three months of 2026 were $19.0 million, which reflects increased expenditures for advancement of our Arkansas brine resource development and additions to accommodate strategic opportunities in certain regions. Our Completion Fluids & Products Segment spent $10.2 million on capital expenditures, including $6.6 million for our Arkansas brine resource development, net of reimbursement from our Evergreen Unit partner and including major infrastructure and equipment supporting the bromine processing plant, and $1.8 million of capitalized interest for the Arkansas project. We also made additional investments to support strategic opportunities primarily in the United States. Our Water & Flowback Services Segment spent $8.8 million on capital expenditures for additional early production facilities in Latin America and to maintain, automate and upgrade our water management and flowback equipment fleet.

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine, lithium and other minerals contained in the brine. Additional information on these resources is described in Part I, “Item 2. Properties” in our 2025 Annual Report. The extraction of bromine, lithium, magnesium and other minerals from these brine leases will likely require a significant amount of time and capital.

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

Financing Activities

Our financing activities for the first three months of 2026 include $5.9 million of taxes paid upon vesting of restricted stock units, and $1.2 million of capital lease payments associated with equipment leased primarily for the early production facilities in Argentina and equipment leases in the United States. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment and fund our key growth initiatives.

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

In addition to the aforementioned credit facilities and Term Credit Agreement, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of March 31, 2026, the market value of our equity holdings of Standard Lithium was $2.7 million with no holding restrictions on our ability to monetize our investments. Should additional capital be required, the ability to raise such capital through the issuance of additional debt or equity securities may be limited by instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. If it is necessary to issue additional equity to fund our capital needs, additional dilution of our common stockholders will occur. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transaction is in the best interest of our business. In challenging economic environments, we may experience increased delays and failures by customers to pay our invoices. We could experience delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity. An increase of unpaid receivables would also negatively affect our borrowing availability under the ABL Credit Agreement and Swedish Credit Facility.

As of March 31, 2026, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
Critical Accounting Policies and Estimates

    There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our 2025 Annual Report. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.
Commitments and Contingencies

Litigation

For discussion of our legal proceedings, please see our 2025 Annual Report and Note 6 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Quarterly Report.

Long-Term Debt

For information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Leases

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations and machinery and equipment, as well as a sales-type lease and subleases for certain facilities. We have finance leases for certain facility storage tanks and equipment rentals. Information about the terms of our lease agreements can be found in our 2025 Annual Report.

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

These forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable, but such forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: economic and operating conditions that are outside of our control, including the trading price of our common stock, and the supply, demand, and prices of oil and natural gas; the availability of adequate sources of capital to us; the effect of inflation on the cost of goods and services; the activity levels of our customers; our operational performance; actions taken by our customers, suppliers, competitors and third-party operators; the availability of raw materials and labor at reasonable prices; risks related to acquisitions and our growth strategy, including our emerging growth initiatives; restrictions under our debt agreements and the consequences of any failure to comply with debt covenants; the effect and results of litigation, commercial disputes, regulatory matters, settlements, audits, assessments, and contingencies; potential regulatory initiatives to restrict hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges; risks related to our foreign operations; risks related to our non-controlling equity investments; information and operational technology risks, including the risk of cyberattack; our health, safety and environmental performance; the effects of consolidation on our customers and competitors; global or national health concerns, including the outbreak of pandemics or epidemics; acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current conflict between Russia and Ukraine, the conflict in the Israel-Gaza region, heightened tensions with Iran, including any potential closure of the Strait of Hormuz, and other continued hostilities in the Middle East, maritime piracy attacks; and statements regarding our beliefs, expectations, plans, goals, future events and performance and other statements that are not purely historical.

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

Management believes that these forward-looking statements are reasonable as and when made. However, investors are cautioned not to place undue reliance on any such forward-looking statements. Such statements speak only as of the date on which they are made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations, forecasts or projections. Factors which may cause actual results to differ materially from current expectations include, but are not limited to: changes in general economic conditions; opportunity risks, such as mineral extraction, demand therefor, or realizing industrial and other benefits expected from bromine processing; our ability to develop a bromine processing facility and risks inherent in the construction such facility; equipment supply, equipment defects and/or our ability to timely obtain equipment components; competition from existing or new competitors; risks associated with changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions, including legislative, regulatory and policy changes, such as unexpected changes in tariffs, trade barriers, price and exchange controls; and the other factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our 2025 Annual Report, and those described from time to time in our future reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk. Our total debt as of March 31, 2026 consists of $190.0 million principal amount due under our Term Credit Agreement, with an interest rate of 9.52%, indexed to SOFR plus a 5.75% margin. A hypothetical 10% increase in the SOFR would increase cash interest payments by approximately $0.7 million annually; however there are no assurances that rate changes would be limited to such amounts.

Borrowings under our ABL Credit Agreement, if any, bear interest at an agreed-upon percentage rate spread above SOFR. Borrowings under our Swedish Credit Facility, if any, bear interest at fixed rates of 2.95%. As of March 31, 2026, we had no borrowings outstanding under our ABL Credit Agreement or Swedish Credit Facility.

For additional information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of March 31, 2026, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, the end of the period covered by this quarterly report.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

For information regarding litigation, see “Item 3. Legal Proceedings” in our 2025 Annual Report and
Note 6 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Quarterly Report.
Item 1A. Risk Factors.

As of the date of this filing, TETRA and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in our 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, Brady Murphy, President and Chief Executive Officer, adopted a Rule 10b5‑1 trading arrangement intended to comply with Rule 10b5‑1(c). The plan, adopted on March 30, 2026, provides for transactions over a period beginning July 1, 2026 and ending April 1, 2027, and covers an aggregate of 349,100 shares of the Company’s common stock. No trades may occur until the mandatory 90-day cooling‑off period required under Rule 10b5‑1(c) has elapsed. No other director or officer of TETRA adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibits:

3.1
Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on February 25, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 25, 2026 (SEC File No. 001-13455)).

3.2
Amended and Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).

3.3	Second Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
10.1*	Amendment No. 1 to Third Amended and Restated 2018 Equity Incentive Plan adopted by TETRA Technologies, Inc. on February 20, 2026.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
*    Filed with this report.
**    Furnished with this report.
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2026 and 2025; (ii) Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2026 and 2025; (iii) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (iv) Consolidated Statements of Equity for the three-month periods ended March 31, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements for the three months ended March 31, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	April 29, 2026	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	April 29, 2026	By:	/s/Matthew J. Sanderson
Matthew J. Sanderson
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date:	April 29, 2026	By:	/s/Katherine Kokenes
Katherine Kokenes
Vice President and Chief Accounting Officer
Principal Accounting Officer