Form 10-Q
period 2026-06-30
TETRA TECHNOLOGIES INC
filed 2026-08-04
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of July 31, 2026, there were 148,072,779 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales	$103,607	$102,717	$186,905	$190,886
Services	82,050	71,155	155,005	140,126
Total revenues	185,657	173,872	341,910	331,012
Cost of revenues:
Cost of product sales	69,162	57,323	123,148	107,088
Cost of services	61,181	59,023	116,047	113,823
Depreciation, amortization and accretion	9,600	9,189	18,776	18,340
Impairments and other charges	—	93	—	611
Total cost of revenues	139,943	125,628	257,971	239,862
Gross profit	45,714	48,244	83,939	91,150
General and administrative expense	25,584	25,259	50,993	49,393
Operating income	20,130	22,985	32,946	41,757
Interest expense, net	3,267	4,194	6,504	8,918
Other expense (income), net	1,009	(645)	(1,002)	8,317
Income before taxes	15,854	19,436	27,444	24,522
Income tax expense	5,617	8,131	8,888	9,168
Net income attributable to TETRA stockholders	$10,237	$11,305	$18,556	$15,354
Basic net income per common share:
Net income attributable to TETRA stockholders	$0.07	$0.08	$0.14	$0.12
Weighted average basic shares outstanding	138,997	133,152	136,761	132,753
Diluted net income per common share:
Net income attributable to TETRA stockholders	$0.07	$0.08	$0.13	$0.12
Weighted average diluted shares outstanding	140,619	133,422	138,955	133,371

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$10,237	$11,305	$18,556	$15,354
Foreign currency translation adjustment, net of taxes of $0 in 2026 and 2025	191	5,313	(442)	9,189
Reclassification of non-cash cumulative foreign currency translation adjustment loss to net income from dissolution of Canadian subsidiary	—	—	—	9,516
Unrealized loss on investment	(188)	(416)	(967)	(135)
Comprehensive income attributable to TETRA stockholders	$10,240	$16,202	$17,147	$33,924

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,583	$72,628
Restricted cash	50	52
Trade accounts receivable, net of allowances of $440 and $397, respectively	114,367	99,578
Inventories	117,057	115,726
Prepaid expenses and other current assets	24,917	28,694
Total current assets	410,974	316,678
Property, plant and equipment, net	230,174	194,197
Other assets:
Deferred tax assets, net	86,738	87,322
Operating lease right-of-use assets	34,123	36,999
Patents, trademarks and other intangible assets, net of accumulated amortization of $50,264 and $48,775, respectively	19,737	21,463
Investments	11,090	11,827
Other assets	7,278	7,275
Total long-term assets	389,140	359,083
Total assets	$800,114	$675,761

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$55,002	$54,517
Current portion of long-term debt	8,125	4,750
Compensation and employee benefits	20,668	28,934
Operating lease liabilities, current portion	11,880	11,326
Accrued taxes	14,629	15,001
Accrued liabilities and other	49,615	39,325
Current liabilities associated with discontinued operations	7,360	7,360
Total current liabilities	167,279	161,213
Long-term debt, net	175,190	176,607
Operating lease liabilities	28,640	32,664
Asset retirement obligations	15,825	15,526
Deferred income taxes	2,677	2,498
Other liabilities	3,976	4,766
Total long-term liabilities	226,308	232,061
Commitments and contingencies (Note 6)
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at June 30, 2026 and December 31, 2025; 151,211,454 and 137,252,465 shares issued at June 30, 2026 and December 31, 2025, respectively, and 148,072,779 and 134,113,790 shares outstanding at June 30, 2026 and December 31, 2025, respectively	1,512	1,373
Additional paid-in capital	607,190	500,436
Treasury stock, at cost; 3,138,675 shares held at June 30, 2026 and December 31, 2025	(19,957)	(19,957)
Accumulated other comprehensive loss	(34,086)	(32,677)
Retained deficit	(146,864)	(165,420)
Total TETRA stockholders’ equity	407,795	283,755
Noncontrolling interests	(1,268)	(1,268)
Total equity	406,527	282,487
Total liabilities and equity	$800,114	$675,761

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2025	$1,373	$500,436	$(19,957)	$(34,850)	$2,173	$(165,420)	$(1,268)	$282,487
Net income for first quarter 2026	—	—	—	—	—	8,319	—	8,319
Translation adjustment, net of taxes of $0	—	—	—	(633)	—	—	—	(633)
Other comprehensive loss, net of tax benefit of $214	—	—	—	—	(779)	—	—	(779)
Comprehensive income								6,907
Equity-based compensation	—	1,778	—	—	—	—	—	1,778
Exercise of stock options	1	370	—	—	—	—	—	371
Vesting of restricted stock	10	(5,938)	—	—	—	—	—	(5,928)
Balance at March 31, 2026	$1,384	$496,646	$(19,957)	$(35,483)	$1,394	$(157,101)	$(1,268)	$285,615
Net income for second quarter 2026	—	—	—	—	—	10,237	—	10,237
Translation adjustment, net of taxes of $0	—	—	—	191	—	—	—	191
Other comprehensive loss, net of tax benefit of $52	—	—	—	—	(188)	—	—	(188)
Comprehensive income								10,240
Public offering, net of offering costs of $6,836	124	108,040	—	—	—	—	—	108,164
Equity-based compensation	—	1,924	—	—	—	—	—	1,924
Exercise of stock options	1	821	—	—	—	—	—	822
Vesting of restricted stock	3	(241)	—	—	—	—	—	(238)
Balance at June 30, 2026	$1,512	$607,190	$(19,957)	$(35,292)	$1,206	$(146,864)	$(1,268)	$406,527

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2024	$1,350	$492,722	$(19,957)	$(52,957)	$1,835	$(168,425)	$(1,261)	$253,307
Net income for first quarter 2025	—	—	—	—	—	4,049	—	4,049
Reclassification of non-cash cumulative foreign currency translation adjustment loss to net income from dissolution of Canadian subsidiary	—	—	—	9,516	—	—	—	9,516
Translation adjustment, net of taxes of $0	—	—	—	3,876	—	—	—	3,876
Other comprehensive income	—	—	—	—	281	—	—	281
Comprehensive income								17,722
Equity-based compensation	—	1,860	—	—	—	—	—	1,860
Other	12	(1,158)	—	—	—	—	—	(1,146)
Balance at March 31, 2025	$1,362	$493,424	$(19,957)	$(39,565)	$2,116	$(164,376)	$(1,261)	$271,743
Net income for second quarter 2025	—	—	—	—	—	11,305	—	11,305
Translation adjustment, net of taxes of $0	—	—	—	5,313	—	—	—	5,313
Other comprehensive loss	—	—	—	—	(416)	—	—	(416)
Comprehensive income								16,202
Equity-based compensation	—	1,747	—	—	—	—	—	1,747
Other	2	(76)	—	—	—	—	—	(74)
Balance at June 30, 2025	$1,364	$495,095	$(19,957)	$(34,252)	$1,700	$(153,071)	$(1,261)	$289,618

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$18,556	$15,354
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization and accretion	18,776	18,340
Impairments and other charges	—	611
(Gain) loss on investments	(497)	42
Equity-based compensation expense	3,702	3,607
Provision for (recovery of) credit losses	68	(117)
Amortization and expense of financing costs	1,177	979
Gain on sale of assets	(256)	(136)
Non-cash cumulative foreign currency translation adjustment loss from dissolution of Canadian subsidiary	—	9,516
Deferred income tax (benefit) expense	1,093	3,008
Other non-cash credits	(172)	(224)
Changes in operating assets and liabilities:
Accounts receivable	(15,825)	(4,495)
Inventories	(814)	(2,089)
Prepaid expenses and other current assets	3,746	4,662
Trade accounts payable and accrued expenses	(6,343)	1,756
Other	(680)	1,454
Net cash provided by operating activities	22,531	52,268
Investing activities:
Purchases of property, plant and equipment, net	(42,334)	(37,443)
Proceeds from sale of investments	—	19,011
Proceeds from sale of property, plant and equipment	259	247
Other investing activities	(100)	(90)
Net cash used in investing activities	(42,175)	(18,275)
Financing activities:
Proceeds from credit agreements and long-term debt	1,268	194
Public offering proceeds, net of offering costs of $6,603	108,397	—
Principal payments on credit agreements and long-term debt	(268)	(194)
Payments on financing lease obligations	(2,438)	(2,070)
Taxes paid upon vesting of equity-based compensation	(6,438)	(1,234)
Proceeds/cash settlements from common stock and exercised stock options	1,232	—
Payments on seller financed purchases	—	(1,280)
Net cash provided by (used in) financing activities	101,753	(4,584)
Effect of exchange rate changes on cash	(156)	2,184
Increase in cash and cash equivalents	81,953	31,593
Cash, cash equivalents and restricted cash at beginning of period	72,680	37,208
Cash, cash equivalents and restricted cash at end of period	$154,633	$68,801

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$154,583	$68,749
Restricted cash at end of period	50	52
Total cash, cash equivalents and restricted cash at end of period shown in the consolidated statements of cash flows	$154,633	$68,801

Non-cash financing activities:
Offering costs incurred but unpaid as of period end	$233	$—

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the periods ended June 30, 2026 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2026.

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2025 included in our 2025 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the second quarter of 2026.

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

Correction of Immaterial Error

During the preparation of the financial statements for the period ended March 31, 2026, we identified an immaterial error which understated the current portion of long-term debt and overstated long-term debt by $4.8 million as of December 31, 2025. Balances as of December 31, 2025 have been revised to correct this error. See Note 5 - “Long-Term Debt and Other Borrowings” for additional information on our Term Credit Agreement.

Mineral Resources Arrangement

We are pursuing low-carbon energy initiatives that leverage our fluids core chemistry competencies and our significant mineral resources, including our brine leases in Southwest Arkansas. In June 2023, we entered into a memorandum of understanding (as subsequently amended and supplemented, “MOU”) with Saltwerx LLC (“Saltwerx”), an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to the Evergreen Unit, and potential bromine and lithium production from brine produced from the unit. The memorandum of understanding includes an allocation of certain costs for the drilling of a brine production test well and other development operations, including front-end engineering and design studies for bromine and lithium production facilities.

We capitalized approximately $10.9 million and $17.5 million for the three and six months ended June 30, 2026, respectively, and $10.9 million and $22.0 million for the three and six months ended June 30, 2025, respectively, of costs, net of reimbursements from our participating interest owner, associated with the development of our properties in Arkansas, excluding capitalized interest, which are included in capital expenditures for our Completion Fluids & Products Segment.

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

We capitalized interest attributed to cost capitalized for the development of our properties in Arkansas of approximately $2.0 million and $3.9 million for the three and six months ended June 30, 2026, respectively, and $1.0 million and $1.8 million for the three and six months ended June 30, 2025, respectively. The average effective interest rate used for capitalization during the six months ended June 30, 2026 was 11.0%.

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar and the Brazilian real as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada and Brazil, respectively. The United States dollar is the designated functional currency for most of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) losses are included in other expense (income), net and totaled $0.7 million and $(0.7) million during the three and six months ended June 30, 2026, respectively, and $(0.8) million and $8.1 million during the three and six months ended June 30, 2025, respectively. Foreign currency exchange (gains) losses during the six months ended June 30, 2025 include recognition of a $9.5 million cumulative foreign currency translation adjustment loss, which was reclassified from accumulated other comprehensive loss due to the dissolution of our former subsidiary in Canada.

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

Discontinued Operations

In early 2018, we closed a series of related transactions that resulted in the disposition of our former Offshore segment. We may be required to satisfy certain decommissioning liabilities under third-party indemnity agreements and corporate guarantees for which costs may be significant. As of June 30, 2026 and December 31, 2025, we have accrued $7.4 million of decommissioning liability associated with our former Offshore segment for which costs might be above the value of surety bonds on properties previously disposed. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of any legal proceedings, any amounts estimated or accrued may not represent the ultimate loss to the Company. See Note 9 - “Discontinued Operations” and Note 11 - “Commitments and Contingencies” included in our 2025 Annual Report for additional discussion.

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Interest paid(1)	$5,253	$8,802
Income taxes paid, net of refunds	$11,587	$6,189
(1) Interest paid is net of $3.9 million and $1.8 million of capitalized interest for the six months ended June 30, 2026 and June 30, 2025, respectively.

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued capital expenditures	$19,320	$7,849
NOTE 2 – REVENUE

Revenue from Contracts with Customers

Our contract asset balances, primarily associated with contractual invoicing milestones and/or customer documentation requirements, were $27.7 million and $24.4 million as of June 30, 2026 and December 31, 2025, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our condensed consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $11.0 million and $5.9 million as of June 30, 2026 and December 31, 2025, respectively, and vary based on the timing of invoicing and performance obligations being met. Unearned income is included in accrued liabilities and other in our condensed consolidated balance sheets. We recognized approximately $4.0 million and $3.1 million of revenue during the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million of revenue during the three and six months ended June 30, 2025, respectively, deferred in unearned income as of the beginning of the period. During the six months ended June 30, 2026 and June 30, 2025, contract costs were not significant.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our two reportable segments in Note 10 - “Industry Segments.” In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Completion Fluids & Products
United States	$48,545	$56,342	$106,056	$117,485
International	64,565	53,103	98,775	84,977
	113,110	109,445	204,831	202,462
Water & Flowback Services
United States	46,500	54,909	94,088	110,788
International	26,047	9,518	42,991	17,762
	72,547	64,427	137,079	128,550
Total Revenue
United States	95,045	111,251	200,144	228,273
International	90,612	62,621	141,766	102,739
	$185,657	$173,872	$341,910	$331,012
NOTE 3 – INVENTORIES

Components of inventories as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Finished goods	$95,570	$96,125
Raw materials	6,827	5,764
Parts and supplies	12,291	11,949
Work in progress	2,369	1,888
Total inventories	$117,057	$115,726

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.

NOTE 4 – INVESTMENTS

Our investments as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Investment in Standard Lithium	$2,200	$3,576
Other investments	8,890	8,251
Total Investments	$11,090	$11,827

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

See Note 7 - “Fair Value Measurements” for further information.
NOTE 5 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of June 30, 2026 and December 31, 2025 consists of the following:

	Scheduled Maturity	June 30, 2026	December 31, 2025

		(in thousands)
Term Credit Agreement(1)	January 12, 2030	$182,315	$181,357
Argentina Credit Facilities	Various dates in December 2026	1,000	—
Total debt		183,315	181,357
Less current portion		(8,125)	(4,750)
Total long-term debt		$175,190	$176,607
(1) Net of unamortized discount of $3.7 million and $4.2 million as of June 30, 2026 and December 31, 2025, respectively, and net of unamortized deferred financing costs of $4.0 million and $4.5 million as of June 30, 2026 and December 31, 2025, respectively.

Term Credit Agreement

Pricing on the Term Credit Agreement is the secured overnight financing rate (“SOFR”) plus 5.75%. The interest rate per annum on borrowings under the Term Credit Agreement is 9.49% as of June 30, 2026. The maturity date of the Term Credit Agreement is January 12, 2030.

Our Term Credit Agreement requires us to make $2.4 million of principal payments during the remainder of 2026, and $9.5 million each in 2027, 2028 and 2029, payable quarterly and subject to adjustments for additional borrowings and prepayments, if any. Our Term Credit Agreement also requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report, if our Leverage Ratio (as defined in the Term Credit Agreement) is greater than 2 to 1.

During 2026, the lender consented to waive the $1.2 million quarterly payments due on March 31, 2026 and June 30, 2026, which effectively deferred the payments to the 2030 maturity date of the Term Credit Agreement.

Scheduled maturities for the remainder of 2026 through maturity of the Term Credit Agreement are as follows, not considering conditional prepayment offers required by our Term Credit Agreement:

June 30, 2026
(in thousands)
2026	$2,375
2027	9,500
2028	9,500
2029	9,500
2030	159,125
Total maturities	$190,000

The Term Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the Company and certain of its subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, engaging in mergers and other fundamental changes, the making of investments, entering into transactions with affiliates, the payment of dividends and other restricted payments, the prepayment of other indebtedness and the sale of assets. Commencing with fiscal quarter ending on March 31, 2024, the Term Credit Agreement also requires the Company to maintain a Leverage Ratio (as defined in the Term Credit Agreement) to be greater than 4.0 to 1.0 as of the end of each fiscal quarter and Liquidity (as defined in the Term Credit Agreement) to be no less than $50.0 million at all times.

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

ABL Credit Agreement

As of June 30, 2026, we had no borrowings outstanding and $3.1 million letters of credit or guarantees under our ABL Credit Agreement. Deferred financing costs of $0.7 million and $0.9 million as of June 30, 2026 and December 31, 2025, respectively, were classified as other long-term assets on the accompanying condensed consolidated balance sheets as there was no outstanding balance on our ABL Credit Agreement. As of June 30, 2026, our ABL Credit Agreement provides, with certain restrictions, for a senior secured revolving credit facility of up to $100.0 million with a $25.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, and a swingline loan sublimit of $11.5 million. The ABL Credit Agreement matures on May 13, 2029. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $61.4 million under this agreement as of June 30, 2026.

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

Swedish Credit Facility

The Company has a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of June 30, 2026, we had no balance outstanding and availability of approximately $5.1 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2026 and the Company intends to renew it annually.

Argentina Credit Facilities

In January 2026, we entered into new credit facilities in Argentina for capital expenditures required for our subsidiary in Argentina (“Argentina Credit Facilities”), which is collateralized by a $3.0 million standby letter of credit issued under our ABL Credit Agreement. As of June 30, 2026, we had $1.0 million outstanding under the Argentina Credit Facilities. Borrowings bear interest at a weighted average rate of 7.13% per annum. Principal and interest are due at maturity of the facilities in December 2026.

Finland Credit Agreement

The Company also has an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of June 30, 2026, there were $1.6 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2027 and the Company intends to renew it annually.

Covenants

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of June 30, 2026, we are in compliance with all required covenants under the credit agreements.
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

There have been no material developments in our legal proceedings during the quarter ended June 30, 2026. For additional discussion of our legal proceedings, please see our 2025 Annual Report.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Segment operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of June 30, 2026, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Segment’s supply agreements was approximately $58.0 million, including $19.3 million for the remainder of 2026, $29.1 million in 2027, and $9.6 million in 2028.

Arkansas Bromine Project

As of June 30, 2026, we had outstanding purchase and work order commitments of approximately $28.7 million related to construction of our Arkansas bromine production facility (the “Arkansas Bromine Project”). As of June 30, 2026, we also have commitments of $13.5 million related to long-lead power infrastructure for the facility, due over five years beginning after electric service is available, which may be subject to reduction or reimbursement if another industrial or non-residential customer(s) connects to the power infrastructure.
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

We also hold investments in convertible notes, common units, and preferred units issued by two privately-held companies. The convertible note includes an option to convert the note into equity interests. Our investment in certain preferred units as of June 30, 2026 and December 31, 2025 were recorded based on internal valuations with assistance from a third-party valuation specialist, including reference to observable market-based inputs for preferred units issued to several investors during October 2025 through March 2026 (Level 3 fair value measurement). Our investment in convertible notes, embedded option and common units are recorded in our consolidated financial statements based on internal valuations with assistance from a third-party valuation specialist (Level 3 fair value measurement). The valuations are impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings. The change in the fair value of the embedded option, as well as the preferred units and common units, are included in other (income) expense, net in our consolidated statements of operations. The change in the fair value of the convertible note, excluding the embedded option, is included in other comprehensive income (loss) in our consolidated statements of comprehensive income.

The change in our investments for the three and six months ended June 30, 2026 and June 30, 2025 are as follows:

	Three Months Ended June 30, 2026
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$2,728	$8,766	$11,494
Unrealized loss on equity securities	(528)	(7)	(535)
Unrealized gain on embedded option	—	370	370
Unrealized loss on convertible note, excluding embedded option	—	(239)	(239)
Investment balance at end of period	$2,200	$8,890	$11,090

	Three Months Ended June 30, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$1,016	$8,670	$9,686
Unrealized gain (loss) on equity securities	552	(191)	361
Unrealized loss on embedded option	—	(660)	(660)
Unrealized loss on convertible note, excluding embedded option	—	(416)	(416)
Investment balance at end of period	$1,568	$7,403	$8,971

	Six Months Ended June 30, 2026
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$3,576	$8,251	$11,827
Unrealized (loss) gain on equity securities	(1,376)	122	(1,254)
Unrealized gain on embedded option	—	1,751	1,751
Unrealized loss on convertible note, excluding embedded option	—	(1,234)	(1,234)
Investment balance at end of period	$2,200	$8,890	$11,090

	Six Months Ended June 30, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$19,561	$1,388	$7,210	$28,159
Sale of investments	(18,393)	—	—	(18,393)
Reclassification between Level 2 and Level 3 fair value	—	(1,388)	1,388	—
Unrealized gain (loss) on equity securities	400	—	(177)	223
Unrealized loss on embedded option	—	—	(883)	(883)
Unrealized loss on convertible note, excluding embedded option	—	—	(135)	(135)
Investment balance at end of period	$1,568	$—	$7,403	$8,971

Recurring fair value measurements by valuation hierarchy as of June 30, 2026 and December 31, 2025 are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Description	June 30, 2026	(Level 1)	(Level 3)
	(in thousands)
Investment in Standard Lithium	$2,200	$2,200	$—
Other investments	8,890	—	8,890
Total investments	$11,090

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Description	December 31, 2025	(Level 1)	(Level 3)
	(in thousands)
Investment in Standard Lithium	$3,576	$3,576	$—
Other investments	8,251	—	8,251
Total investments	$11,827

Other

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and long-term debt approximate their carrying amounts. See Note 5 - “Long-Term Debt and Other Borrowings” for further discussion.
NOTE 8 – CAPITAL STOCK

On June 4, 2026, we received $108.2 million of proceeds, net of underwriting discounts and commissions and offering fees, from the issuance of 12,432,432 shares of our common stock. We intend to use the net proceeds from the offering for general corporate purposes, including funding a portion of the construction costs of the Arkansas Bromine Project.
NOTE 9 – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Number of weighted average common shares outstanding	138,997	133,152	136,761	132,753
Assumed vesting of equity awards	1,622	270	2,194	618
Average diluted shares outstanding	140,619	133,422	138,955	133,371

NOTE 10 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Segment and Water & Flowback Services Segment.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended
	June 30, 2026
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$113,110	$72,547	$—	$185,657
Cost of product sales and services	75,638	54,705	—	130,343
Depreciation, amortization and accretion	2,205	7,319	76	9,600
General and administrative expense	7,714	6,505	11,365	25,584
Operating income (loss)	27,553	4,018	(11,441)	20,130
Interest (income) expense, net	(103)	247	3,123	3,267
Other expense (income), net	470	566	(27)	1,009
Income (loss) before taxes	$27,186	$3,205	$(14,537)	$15,854

Capital expenditures	$15,806	$7,437	$72	$23,315

	Six Months Ended
	June 30, 2026
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$204,831	$137,079	$—	$341,910
Cost of product sales and services	134,528	104,667	—	239,195
Depreciation, amortization and accretion	4,436	14,185	155	18,776
General and administrative expense	15,924	12,651	22,418	50,993
Operating income (loss)	49,943	5,576	(22,573)	32,946
Interest (income) expense, net	(260)	336	6,428	6,504
Other (income) expense, net	(1,282)	(25)	305	(1,002)
Income (loss) before taxes	$51,485	$5,265	$(29,306)	$27,444

Capital expenditures	$25,997	$16,265	$72	$42,334

	June 30, 2026
Total assets	$496,842	$172,594	$130,678	$800,114

	Three Months Ended
	June 30, 2025
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$109,445	$64,427	$—	$173,872
Cost of product sales and services	62,594	53,752	—	116,346
Depreciation, amortization and accretion	2,214	6,881	94	9,189
Impairments and other charges	—	93	—	93
General and administrative expense	6,900	4,815	13,544	25,259
Operating income (loss)	37,737	(1,114)	(13,638)	22,985
Interest (income) expense, net	(302)	13	4,483	4,194
Other (income) expense, net	(94)	144	(695)	(645)
Income (loss) before taxes	$38,133	$(1,271)	$(17,426)	$19,436

Capital expenditures	$13,671	$5,784	$32	$19,487

	Six Months Ended
	June 30, 2025
	Completion Fluids & Products	Water & Flowback Services	Corporate	Total
	(in thousands)
Revenue	$202,462	$128,550	$—	$331,012
Cost of product sales and services	116,909	104,002	—	220,911
Depreciation, amortization and accretion	4,391	13,761	188	18,340
Impairments and other charges	—	611	—	611
General and administrative expense	13,583	10,550	25,260	49,393
Operating income (loss)	67,579	(374)	(25,448)	41,757
Interest (income) expense, net	(417)	6	9,329	8,918
Other (income) expense, net	(813)	9,778	(648)	8,317
Income (loss) before taxes	$68,809	$(10,158)	$(34,129)	$24,522

Capital expenditures	$27,514	$9,848	$81	$37,443

	December 31, 2025
Total assets	$347,770	$161,978	$166,013	$675,761

Our chief executive officer is considered the chief operating decision maker. We generally evaluate the performance of and allocate resources to our segments based on income (loss) from continuing operations before income taxes, return on investment, and other criteria. Resources for each segment, including employees and financial or capital resources, are allocated predominantly through the annual budget as well as the annual and monthly forecasting process.
NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 3, 2026, the date the financial statements were available to be issued and determined that there were no material subsequent events requiring recognition or disclosure in these financial statements.

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

Consolidated revenue for the first six months of 2026 of $341.9 million increased 3.3% compared to the prior year, led by strong results from our Completion Fluids & Products Segment, and increased 18.8% sequentially quarter over quarter.

Completion Fluids & Products Segment revenues for the second quarter of 2026 increased 23.3% compared to the first quarter of 2026 driven by strong specialty chemicals and deepwater Brazil projects. Completion Fluids & Products Segment revenues increased slightly compared to the first six months of 2025.

Water & Flowback Services revenues increased slightly compared to the first quarter of 2026, driven by additional early production facilities operating during the second quarter of 2026 in Latin America and higher flowback activity as utilization of TETRA Sandstorm and Auto-Drillout technologies continued to improve across the United States. We continue to take proactive actions to reduce costs, optimize the size of our support structure, and close underperforming service lines within Water & Flowback Services.

The Middle East conflict did not materially affect our first or second quarter 2026 results, as historically less than 5% of our revenue is exposed to this region. Our chemical manufacturing plants are located in the United States and Europe and our elemental bromine for our chemical manufacturing in the United States is sourced locally. Over the longer term, the impact of developments in the Persian Gulf and the broader Middle East may impact the global oil and gas markets and our business and financial results. Generally, we believe the conflict may provide tailwinds to an already robust offshore and deepwater outlook and boost unconventional investment activity in the United States and Latin America.

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

Three months ended June 30, 2026 compared with three months ended March 31, 2026.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2026	2026
	(in thousands, except percentages)
Revenues	$185,657	$156,253	$29,404	18.8%
Cost of product sales and services	130,343	108,852	21,491	19.7%
Depreciation, amortization and accretion	9,600	9,176	424	4.6%
Gross profit	45,714	38,225	7,489	19.6%
General and administrative expense	25,584	25,409	175	0.7%
Operating income	20,130	12,816	7,314	57.1%
Interest expense, net	3,267	3,237	30	0.9%
Other expense (income), net	1,009	(2,011)	(3,020)	(150.2)%
Income before taxes	15,854	11,590	4,264	36.8%
Income tax expense	5,617	3,271	2,346	71.7%
Net income attributable to TETRA stockholders	$10,237	$8,319	$1,918	23.1%

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

Consolidated other (income) expense, net, decreased compared to the prior quarter primarily due to a $1.1 million decrease in unrealized gains from the change in fair value of our investments issued by a privately-held company and by a $2.2 million decrease in foreign exchange gains, primarily in Brazil and Argentina.

Consolidated income tax expense increased $2.3 million. The increase in our tax expense was related to an increase in earnings as well as an increase in the company’s effective tax rate. The Company's effective tax rate increased to 35.4% for the three months ending June 30, 2026, from 28.2% in the prior quarter. The increase in the effective tax rate resulted primarily from a shift in the mix of earnings toward higher-tax foreign jurisdictions.

Segment Comparisons

Completion Fluids & Products Segment

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2026	2026
	(in thousands, except percentages)
Revenues	$113,110	$91,721	$21,389	23.3%
Gross profit	$35,267	$30,600	$4,667	15.3%
Operating income	$27,553	$22,390	$5,163	23.1%

Revenues for our Completion Fluids & Products Segment increased sequentially primarily due to higher sales volumes in our Northern Europe specialty chemicals business as well as ongoing deepwater Brazil projects.

Gross profit and operating income for our Completion Fluids & Products Segment increased compared to the prior quarter driven by the increase in revenues mentioned above. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Water & Flowback Services Segment

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2026	2026
	(in thousands, except percentages)
Revenues	$72,547	$64,532	$8,015	12.4%
Gross profit	$10,523	$7,704	$2,819	36.6%
Operating income	$4,018	$1,558	$2,460	157.9%

Revenues for our Water & Flowback Services Segment increased compared to the prior quarter driven by new early production facilities in Latin America and increased flowback activity from improved utilization of our patented TETRA SandStorm and Auto-Drillout technologies in key markets in the United States and Latin America.

Gross profit and operating income for our Water & Flowback Services Segment increased compared to the prior quarter primarily due to the increased activity levels described above, as well as by cost-reduction initiatives and market penetration of higher-margin automation technologies.

Corporate Overhead

	Three Months Ended		Period to Period Change
	June 30,	March 31,	$ Change	% Change
	2026	2026
	(in thousands, except percentages)
Depreciation and amortization	$76	$79	$(3)	(3.8)%
General and administrative expense	11,365	11,053	312	2.8%
Interest expense, net	3,123	3,305	(182)	(5.5)%
Other (income) expense, net	(27)	332	359	108.1%
Loss before taxes	$(14,537)	$(14,769)	$232	1.6%

Corporate overhead loss before taxes decreased slightly compared to the prior quarter primarily due to a $0.4 million increase in other income, partially offset by a $0.3 million increase in general and administrative expenses primarily from higher legal fees.

Six months ended June 30, 2026 compared with six months ended June 30, 2025.
Consolidated Comparisons

	Six Months Ended
	June 30,		Period to Period Change
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenues	$341,910	$331,012	$10,898	3.3%
Cost of product sales and services	239,195	220,911	18,284	8.3%
Depreciation, amortization and accretion	18,776	18,340	436	2.4%
Impairments and other charges	—	611	(611)	NM(1)
Gross profit	83,939	91,150	(7,211)	(7.9)%
General and administrative expense	50,993	49,393	1,600	3.2%
Operating income	32,946	41,757	(8,811)	(21.1)%
Interest expense, net	6,504	8,918	(2,414)	(27.1)%
Other (income) expense, net	(1,002)	8,317	9,319	112.0%
Income before taxes	27,444	24,522	2,922	11.9%
Income tax expense	8,888	9,168	(280)	(3.1)%
Net income attributable to TETRA stockholders	$18,556	$15,354	$3,202	20.9%
 (1) Percent change is not meaningful

Consolidated revenues increased slightly compared to the prior year due to a slight increase in revenues from both our Completion Fluids & Products and Water & Flowback Services Segments. See Segment Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit decreased compared to the prior year primarily due to the increase in Cost of product sales from our Completion Fluids & Products Segment. See Segment Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated general and administrative expenses increased $1.6 million compared to the prior year due to higher compensation expenses, including incentive compensation and legal fees.

Interest expense, net decreased $2.4 million primarily due to an increase in the interest expense capitalized for our Arkansas development as well as lower interest rates on our Term Credit Agreement.

Consolidated other (income) expense, net, changed compared to the prior year in part due to an $8.7 million decrease in foreign exchange loss, primarily from recognition of the $9.5 million cumulative currency translation adjustment loss associated with the dissolution of a former subsidiary in Canada in the first quarter of 2025, and a $0.5 million net increase in unrealized gains from our investments.

Consolidated income tax expense decreased $0.3 million for the six months ended June 30, 2026, as a lower effective tax rate of 32.4%, compared with 37.4% in 2025, more than offset the impact of higher earnings. The lower rate was driven primarily by our Brazilian entity U.S. classification election and the absence of a prior-year item related to the dissolution of our Canadian subsidiary, partially offset by a $1.2 million tax benefit recorded in 2025 from a correction to the 2024 tax provision.

Segment Comparisons

Completion Fluids & Products Segment

	Six Months Ended
	June 30,		Period to Period Change
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenues	$204,831	$202,462	$2,369	1.2%
Gross profit	$65,867	$81,162	$(15,295)	(18.8)%
Operating income	$49,943	$67,579	$(17,636)	(26.1)%

Revenues for our Completion Fluids & Products Segment increased slightly as continued high volumes on our industrial chemical sales, including higher sales volume from traditional seasonal uplift in Northern Europe during the second quarter.

Gross profit and operating income for our Completion Fluids & Products Segment decreased compared to the prior year due to decreased operating margins from the effect of changes in product mix, including the TETRA Neptune fluid sales in the prior year. Our profitability in future periods will continue to be affected by the timing of and the mix of our products and services, market demand for our products and services, and overall drilling and completions activity. Operating income for our Completion Fluids & Products Segment was impacted by lower gross profit and a $2.3 million increase in general and administrative expense driven by higher compensation expense.

Water & Flowback Services Segment

	Six Months Ended
	June 30,		Period to Period Change
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenues	$137,079	$128,550	$8,529	6.6%
Gross profit	$18,227	$10,176	$8,051	79.1%
Operating income	$5,576	$(374)	$5,950	NM (1)
 (1) Percent change is not meaningful

Revenues for our Water & Flowback Services Segment increased compared to the prior year primarily from new early production facilities in Latin America.

Gross profit and operating income for our Water & Flowback Services Segment increased driven by the new early production facilities in Latin America as well as our continued focus on automation and cost-control initiatives, which mitigated the impact of a tepid North America environment.

Corporate Overhead

	Six Months Ended
	June 30,		Period to Period Change
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$155	$188	$(33)	(17.6)%
General and administrative expense	22,418	25,260	(2,842)	(11.3)%
Interest expense, net	6,428	9,329	(2,901)	(31.1)%
Other expense (income), net	305	(648)	(953)	(147.1)%
Loss before taxes	$(29,306)	$(34,129)	$4,823	14.1%

Corporate overhead loss before taxes decreased primarily due to a $2.9 million decrease in interest expense, net due to lower interest rates on our Term Credit Agreement as well as an increase in the interest expense capitalized for our Arkansas development and a $2.8 million decrease in allocated corporate costs.
Liquidity and Capital Resources

We believe that our capital resources allow us to meet our financial obligations on both a short-term and long-term basis. Our liquidity at the end of the second quarter was $221.1 million. Liquidity is defined as unrestricted cash plus availability under our credit agreements. Information about the terms and covenants of our debt agreements can be found in Note 5 - Long Term Debt and Other Borrowings.

Our consolidated sources and uses of cash for the periods presented below are as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Operating activities	$22,531	$52,268
Investing activities	$(42,175)	$(18,275)
Financing activities	$101,753	$(4,584)

Operating Activities

Consolidated cash flows provided by operating activities decreased compared to the first six months of 2025 primarily due to an increase in operating expense, offset by working capital changes.

Investing Activities

Total cash capital expenditures during the first six months of 2026 were $42.3 million, which reflects increased expenditures for advancement of our Arkansas brine resource development and additions to accommodate strategic opportunities in certain regions. Our Completion Fluids & Products Segment spent $26.0 million on capital expenditures, including $17.5 million for our Arkansas brine resource development, net of reimbursement from our Evergreen Unit participating interest owner and including major infrastructure and equipment supporting the bromine processing plant, and $3.9 million of capitalized interest for the Arkansas project. We also made additional investments to support strategic opportunities primarily in the United States. Our Water & Flowback Services Segment spent $16.3 million on capital expenditures for additional early production facilities in Latin America and to maintain, automate and upgrade our water management and flowback equipment fleet.

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine, lithium and other minerals contained in the brine. Additional information on these resources is described in Part I, “Item 2. Properties” in our 2025 Annual Report. The extraction of bromine, lithium, magnesium and other minerals from these brine leases will likely require a significant amount of time and capital. In May 2026, our Board of Directors approved the final investment decision for the development of our Arkansas bromine production facility (the “Arkansas Bromine Project”). Phase 1 of the Arkansas Bromine Project, which included site preparation, power infrastructure, and installation of the bromine tower, was completed in December 2025. Phase 2, which encompasses the major infrastructure and equipment supporting the plant, is currently underway with mechanical completion targeted by the end of 2026. The entire facility is expected to be operational by the end of 2027, with first production anticipated in early 2028. Remaining capital expenditures will be funded over the next two years from a combination of cash from operations, credit facility borrowings, proceeds from our June 2026 Offering discussed below, and other financing sources. If the development of our brine resources is materially accelerated or delayed or if other participating interest owners do not fund their share of development costs, the amount of planned capital expenditures for the Arkansas Bromine Project, including the associated upstream, may be adjusted.

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

Financing Activities

On June 4, 2026, we received $108.2 million of proceeds, net of underwriting discounts and commissions, and offering fees, from the issuance of 12,432,432 shares of our common stock (including 1,621,621 shares sold pursuant to the underwriters’ exercise in full of their over-allotment option). We intend to use the net proceeds from the offering for general corporate purposes, including funding a portion of the construction costs of our Arkansas Bromine Project. Our financing activities for the first six months of 2026 also include $6.4 million of taxes paid upon vesting of restricted stock units, and $2.4 million of capital lease payments associated with equipment leased primarily for the early production facilities in Argentina and equipment leases in the United States. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment and fund our key growth initiatives.

For additional information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Other Sources and Uses of Cash

In May 2025, we filed a universal shelf Registration Statement on Form S-3 with the SEC, which was declared effective by the SEC. Pursuant to this registration statement, we have the ability to sell debt or equity securities in one or more public offerings up to an aggregate public offering price of $400 million. In June 2026, we issued 12,432,432 shares of our common stock under this registration statement for an aggregate public offering price of $115.0 million. As a result, as of June 30, 2026, we had the ability to sell up to an additional $285.0 million of securities under this registration statement. This shelf registration statement currently provides us additional flexibility with regards to potential financing that we may undertake when market conditions permit or our financial condition may require.

In addition to the aforementioned credit facilities and Term Credit Agreement, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of June 30, 2026, the market value of our equity holdings of Standard Lithium was $2.2 million with no holding restrictions on our ability to monetize our investments. Should additional capital be required, instability or volatility in the capital markets may increase our cost of capital or limit our ability to raise capital through the issuance of additional debt or equity securities for an indeterminate period. If it is necessary to issue additional equity to fund our capital needs, additional dilution of our common stockholders will occur. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transaction is in the best interest of our business. In challenging economic environments, we may experience increased delays and failures by customers to pay our invoices. We could experience delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity. An increase of unpaid receivables would also negatively affect our borrowing availability under the ABL Credit Agreement and Swedish Credit Facility.

As of June 30, 2026, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

These forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable, but such forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: economic and operating conditions that are outside of our control, including the trading price of our common stock, and the supply, demand, and prices of oil and natural gas; the availability of adequate sources of capital to us; the effect of inflation on the cost of goods and services; the activity levels of our customers; our operational performance; actions taken by our customers, suppliers, competitors and third-party operators; the availability of raw materials and labor at reasonable prices; risks related to acquisitions and our growth strategy, including our emerging growth initiatives; restrictions under our debt agreements and the consequences of any failure to comply with debt covenants; the effect and results of litigation, commercial disputes, regulatory matters, settlements, audits, assessments, and contingencies; potential regulatory initiatives to restrict hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges; risks related to our foreign operations; risks related to our non-controlling equity investments; information and operational technology risks, including the risk of cyberattack; our health, safety and environmental performance; the effects of consolidation on our customers and competitors; global or national health concerns, including the outbreak of pandemics or epidemics; acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current conflict between Russia and Ukraine, the conflict in the Israel-Gaza region, the conflict with Iran and uncertainty with respect to maritime traffic through of the Strait of Hormuz, and other continued hostilities in the Middle East, maritime piracy attacks; and statements regarding our beliefs, expectations, plans, goals, future events and performance and other statements that are not purely historical.

These statements include statements concerning changes in general economic conditions, opportunity risks, such as the potential extraction of lithium, bromine, magnesium and other minerals, including potential extraction of those minerals designated as critical minerals, from our Evergreen Unit, demand therefor, or realizing industrial and other benefits expected from bromine processing; the timing and success of our bromine production wells and the construction of our bromine processing facility and related engineering activities and risks inherent in the construction of such facility, including delays, cost overruns and the ability to obtain local governmental and regulatory approvals; the accuracy of our resources report or the timing of future updates to our resources report, feasibility study and economic assessment regarding our lithium, bromine and other mineral acreage; equipment supply, equipment defects and/or our ability to timely obtain equipment components; competition from existing or new competitors; and risks associated with changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions, including legislative, regulatory and policy changes, such as unexpected changes in tariffs, trade barriers, price and exchange control. With respect to our disclosures of measured, indicated and inferred mineral resources, including bromine, lithium carbonate equivalent concentrations, and other minerals, it is unclear whether they will ever be economically developed. Investors are cautioned that mineral resources do not have demonstrated economic value and further exploration may not result in the estimation of a mineral reserve. Further, there are a number of uncertainties related to processing lithium, which is an inherently difficult process, including, for example, the development of the technology to do so successfully and economically. Therefore, investors are cautioned not to assume that all or any part of our resources can be economically or legally commercialized. In particular, investors are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. With respect to the Company’s disclosures of the potential joint venture for the Evergreen Unit, the future relationship between the parties and the sharing of development costs is uncertain.

Management believes that these forward-looking statements are reasonable as and when made. However, investors are cautioned not to place undue reliance on any such forward-looking statements. Such statements speak only as of the date on which they are made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations, forecasts or projections. Factors which may cause actual results to differ materially from current expectations include, but are not limited to: changes in general economic conditions; opportunity risks, such as mineral extraction, demand therefor, or realizing industrial and other benefits expected from bromine processing; our ability to develop a bromine processing facility and risks inherent in the construction of such facility; equipment supply, equipment defects and/or our ability to timely obtain equipment components; competition from existing or new competitors; risks associated with changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions, including legislative, regulatory and policy changes, such as unexpected changes in tariffs, trade barriers, price and exchange controls; and the other factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our 2025 Annual Report, and those described from time to time in our future reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk. Our total debt as of June 30, 2026 consists of $190.0 million principal amount due under our Term Credit Agreement, with an interest rate of 9.49%, indexed to SOFR plus a 5.75% margin, and $1.0 million principal amount under our Argentina Credit Facilities, with a weighted average interest rate of 7.13%. A hypothetical 10% increase in the SOFR would increase cash interest payments by approximately $0.7 million annually; however there are no assurances that rate changes would be limited to such amounts.

Borrowings under our ABL Credit Agreement, if any, bear interest at an agreed-upon percentage rate spread above SOFR. Borrowings under our Swedish Credit Facility, if any, bear interest at fixed rates of 2.95%. As of June 30, 2026, we had no borrowings outstanding under our ABL Credit Agreement or Swedish Credit Facility.

For additional information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of June 30, 2026, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

For information regarding litigation, see “Item 3. Legal Proceedings” in our 2025 Annual Report and
Note 6 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.

As of the date of this filing, TETRA and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in our 2025 Annual Report. In addition, we are subject to the following supplemental risk factors.

We may not be able to fund or complete the Arkansas Bromine Project on the timeline or at the cost we currently anticipate, which could have a material adverse effect on our business and the market price of our common stock.

The Arkansas Bromine Project represents a significant ongoing capital project for TETRA. Phase 1 of the Arkansas Bromine Project, which included site preparation, power infrastructure, and installation of the bromine tower, was completed in December 2025. Phase 2, which encompasses the major infrastructure and equipment supporting the plant, is currently underway with mechanical completion targeted by the end of 2026. The entire facility is expected to be operational by the end of 2027, with first production anticipated in early 2028. If other working interest owners do not fund their share of the upstream costs, the capital expenditures necessary to complete the Arkansas Bromine Project may increase from current estimates. Construction projects of this scale carry inherent execution risks, including the potential for cost overruns, schedule delays, supply chain disruptions, contractor performance issues, labor availability constraints, regulatory or permitting delays, environmental matters, and other factors outside of our control. We intend to use a portion of the net proceeds from the June 2026 Offering to fund a portion of the construction costs of the Arkansas Bromine Project. We will need to seek additional financing to fund the remaining portion of the capital expenditures for the project. To the extent other sources, including cash generated from operations and amounts available under our credit facilities, are insufficient or unavailable, we may have to delay construction or modify the scope of the project. There can be no assurance that the Arkansas Bromine Project will be completed on the timeline currently anticipated, at the cost currently anticipated, or that it will achieve the projected installed capacity or operating results once completed. Any failure to complete the Arkansas Bromine Project as planned could have a material adverse effect on our business, financial condition, results of operations, prospects and the market price of our common stock.

There is no assurance that we will be able to extend or renew customer contracts after the end of the initial contractual term. Any such nonrenewal, or renewals at reduced rates or the loss of contracts with any significant customer, could adversely impact our financial results.

From time to time, we enter into long-term contracts with customers, which are subject to renegotiation in the normal course of business as they near the end of their initial terms. There is no assurance that any of our contracts with our customers will be extended or renewed by our customers or that any of our customers will continue to contract with the Company following the expiration of the relevant term. The inability to negotiate extensions or renew a substantial portion of our contracts, the renewal of such contracts at reduced rates, the inability to contract for additional services with our customers, or the loss of all or a significant portion of our services contracts with any significant customer, could lead to a reduction in revenue and net income and could require us to record additional asset impairments. This could have a material adverse effect upon our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of the Company’s directors or officers of TETRA adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.

Exhibits:

3.1
Amended and Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).

3.2
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 25, 2026 (SEC File No. 001-13455)).

3.3	Second Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 25, 2023 (SEC File No. 001-13455)).
10.1
Transition Agreement, dated April 1, 2026, between TETRA Technologies, Inc. and Elijio V. Serrano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on April 2, 2026 (SEC File No. 001-13455)).

10.2+
Master Services Agreement, dated as of June 12, 2026, by and between TETRA Bromine Project LLC and Diversified Construction & Design, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2026 (SEC File No. 001-13455)).

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
*    Filed with this report.
**    Furnished with this report.
+    Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission or its staff upon request.
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six-month periods ended June 30, 2026 and 2025; (ii) Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2026 and 2025; (iii) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (iv) Consolidated Statements of Equity for the six-month periods ended June 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements for the six months ended June 30, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	August 3, 2026	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	August 3, 2026	By:	/s/Matthew J. Sanderson
Matthew J. Sanderson
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date:	August 3, 2026	By:	/s/Katherine Kokenes
Katherine Kokenes
Vice President and Chief Accounting Officer
Principal Accounting Officer