Form 10-Q
period 2026-09-30
TETRA TECHNOLOGIES INC
filed 2026-11-02
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of October 30, 2026, there were [148,429,978] shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales	$86,236	$85,179	$273,141	$276,065
Services	81,715	68,060	236,720	208,186
Total revenues	167,951	153,239	509,861	484,251
Cost of revenues:
Cost of product sales	61,819	53,812	184,967	160,900
Cost of services	61,220	53,566	177,267	167,389
Depreciation, amortization and accretion	9,815	9,491	28,591	27,831
Impairments and other charges	—	—	—	611
Total cost of revenues	132,854	116,869	390,825	356,731
Gross profit	35,097	36,370	119,036	127,520
General and administrative expense	25,368	25,240	76,361	74,633
Operating income	9,729	11,130	42,675	52,887
Interest expense, net	2,361	4,448	8,865	13,366
Other expense (income), net	939	(1,423)	(63)	6,894
Income before taxes	6,429	8,105	33,873	32,627
Income tax (benefit) expense	(419)	3,954	8,469	13,122
Net income attributable to TETRA stockholders	$6,848	$4,151	$25,404	$19,505
Basic net income per common share:
Net income attributable to TETRA stockholders	$0.05	$0.03	$0.18	$0.15
Weighted average basic shares outstanding	148,200	133,419	140,616	132,978
Diluted net income per common share:
Net income attributable to TETRA stockholders	$0.05	$0.03	$0.18	$0.15
Weighted average diluted shares outstanding	149,352	134,837	142,429	133,850

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$6,848	$4,151	$25,404	$19,505
Foreign currency translation adjustment, net of taxes of $0 in 2026 and 2025	(89)	266	(531)	9,455
Reclassification of non-cash cumulative foreign currency translation adjustment loss to net income from dissolution of Canadian subsidiary	—	—	—	9,516
Unrealized (loss) gain on investment	140	297	(827)	162
Comprehensive income attributable to TETRA stockholders	$6,899	$4,714	$24,046	$38,638

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,303	$72,628
Restricted cash	50	52
Short-term investments	41,733	—
Trade accounts receivable, net of allowances of $445 and $397, respectively	127,315	99,578
Inventories	117,805	115,726
Prepaid expenses and other current assets	22,892	28,694
Total current assets	394,098	316,678
Property, plant and equipment, net	256,533	194,197
Other assets:
Deferred tax assets, net	89,524	87,322
Operating lease right-of-use assets	32,540	36,999
Patents, trademarks and other intangible assets, net of accumulated amortization of $51,414 and $48,775, respectively	18,878	21,463
Investments	10,584	11,827
Other assets	7,139	7,275
Total long-term assets	415,198	359,083
Total assets	$809,296	$675,761

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$56,232	$54,517
Current portion of long-term debt	1,000	4,750
Compensation and employee benefits	26,573	28,934
Operating lease liabilities, current portion	11,400	11,326
Accrued taxes	13,041	15,001
Accrued liabilities and other	46,562	39,325
Current liabilities associated with discontinued operations	7,360	7,360
Total current liabilities	162,168	161,213
Long-term debt, net	182,819	176,607
Operating lease liabilities	27,263	32,664
Asset retirement obligations	15,981	15,526
Deferred income taxes	3,299	2,498
Other liabilities	3,568	4,766
Total long-term liabilities	232,930	232,061
Commitments and contingencies (Note 6)
Equity:
TETRA stockholders’ equity:
Common stock, par value $ 0.01 per share; 250,000,000 shares authorized at September 30, 2026 and December 31, 2025; 151,542,116 and 137,252,465 shares issued at September 30, 2026 and December 31, 2025, respectively, and 148,403,441 and 134,113,790 shares outstanding at September 30, 2026 and December 31, 2025, respectively	1,515	1,373
Additional paid-in capital	607,959	500,436
Treasury stock, at cost; 3,138,675 shares held at September 30, 2026 and December 31, 2025	(19,957)	(19,957)
Accumulated other comprehensive loss	(34,035)	(32,677)
Retained deficit	(140,016)	(165,420)
Total TETRA stockholders’ equity	415,466	283,755
Noncontrolling interests	(1,268)	(1,268)
Total equity	414,198	282,487
Total liabilities and equity	$809,296	$675,761

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2025	$1,373	$500,436	$(19,957)	$(34,850)	$2,173	$(165,420)	$(1,268)	$282,487
Net income for first quarter 2026	—	—	—	—	—	8,319	—	8,319
Translation adjustment, net of taxes of $0	—	—	—	(633)	—	—	—	(633)
Other comprehensive loss, net of tax benefit of $214	—	—	—	—	(779)	—	—	(779)
Comprehensive income								6,907
Equity-based compensation	—	1,778	—	—	—	—	—	1,778
Exercise of stock options	1	370	—	—	—	—	—	371
Vesting of restricted stock	10	(5,938)	—	—	—	—	—	(5,928)
Balance at March 31, 2026	$1,384	$496,646	$(19,957)	$(35,483)	$1,394	$(157,101)	$(1,268)	$285,615
Net income for second quarter 2026	—	—	—	—	—	10,237	—	10,237
Translation adjustment, net of taxes of $0	—	—	—	191	—	—	—	191
Other comprehensive loss, net of tax benefit of $52	—	—	—	—	(188)	—	—	(188)
Comprehensive income								10,240
Public offering, net	124	108,040	—	—	—	—	—	108,164
Equity-based compensation	—	1,924	—	—	—	—	—	1,924
Exercise of stock options	1	821	—	—	—	—	—	822
Vesting of restricted stock	3	(241)	—	—	—	—	—	(238)
Balance at June 30, 2026	$1,512	$607,190	$(19,957)	$(35,292)	$1,206	$(146,864)	$(1,268)	$406,527
Net income for third quarter 2026	—	—	—	—	—	6,848	—	6,848
Translation adjustment, net of taxes of $0	—	—	—	(89)	—	—	—	(89)
Other comprehensive income, net of tax expense of $38	—	—	—	—	140	—	—	140
Comprehensive income								6,899
Public offering, net	—	(23)	—	—	—	—	—	(23)
Equity-based compensation	—	1,927	—	—	—	—	—	1,927
Vesting of restricted stock	3	(1,135)	—	—	—	—	—	(1,132)
Balance at September 30, 2026	$1,515	$607,959	$(19,957)	$(35,381)	$1,346	$(140,016)	$(1,268)	$414,198

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation	Unrealized Gain (Loss) on Investment

Balance at December 31, 2024	$1,350	$492,722	$(19,957)	$(52,957)	$1,835	$(168,425)	$(1,261)	$253,307
Net income for first quarter 2025	—	—	—	—	—	4,049	—	4,049
Reclassification of non-cash cumulative foreign currency translation adjustment loss to net income from dissolution of Canadian subsidiary	—	—	—	9,516	—	—	—	9,516
Translation adjustment, net of taxes of $0	—	—	—	3,876	—	—	—	3,876
Other comprehensive income	—	—	—	—	281	—	—	281
Comprehensive income								17,722
Equity-based compensation	—	1,860	—	—	—	—	—	1,860
Other	12	(1,158)	—	—	—	—	—	(1,146)
Balance at March 31, 2025	$1,362	$493,424	$(19,957)	$(39,565)	$2,116	$(164,376)	$(1,261)	$271,743
Net income for second quarter 2025	—	—	—	—	—	11,305	—	11,305
Translation adjustment, net of taxes of $0	—	—	—	5,313	—	—	—	5,313
Other comprehensive loss	—	—	—	—	(416)	—	—	(416)
Comprehensive income								16,202
Equity-based compensation	—	1,747	—	—	—	—	—	1,747
Other	2	(76)	—	—	—	—	—	(74)
Balance at June 30, 2025	$1,364	$495,095	$(19,957)	$(34,252)	$1,700	$(153,071)	$(1,261)	$289,618
Net income for third quarter 2025	—	—	—	—	—	4,151	—	4,151
Translation adjustment, net of taxes of $0	—	—	—	266	—	—	—	266
Other comprehensive income, net of taxes of $45	—	—	—	—	297	—	—	297
Comprehensive income								4,714
Equity-based compensation	—	1,708	—	—	—	—	—	1,708
Other	4	(619)	—	—	—	—	—	(615)
Balance at September 30, 2025	$1,368	$496,184	$(19,957)	$(33,986)	$1,997	$(148,920)	$(1,261)	$295,425

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$25,404	$19,505
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization and accretion	28,591	27,831
Impairments and other charges	—	611
Loss (gain) on investments	223	(1,054)
Equity-based compensation expense	5,630	5,315
Provision for (recovery of) credit losses	135	(104)
Amortization and expense of financing costs	1,770	1,485
Gain on sale of assets	(266)	(202)
Non-cash cumulative foreign currency translation adjustment loss from dissolution of Canadian subsidiary	—	9,516
Deferred income tax (benefit) expense	(1,114)	3,723
Other non-cash credits	(455)	(478)
Changes in operating assets and liabilities:
Accounts receivable	(28,753)	(10,840)
Inventories	(1,696)	879
Prepaid expenses and other current assets	5,743	4,596
Trade accounts payable and accrued expenses	(2,827)	5,866
Other	(1,095)	1,985
Net cash provided by operating activities	31,290	68,634
Investing activities:
Purchases of property, plant and equipment, net	(77,645)	(53,182)
Purchase of short-term investments	(41,652)	—
Proceeds from sale of investments	—	19,011
Proceeds from sale of property, plant and equipment	357	340
Other investing activities	(47)	(191)
Net cash used in investing activities	(118,987)	(34,022)
Financing activities:
Proceeds from credit agreements and long-term debt	1,387	292
Public offering proceeds, net of offering costs of $6,770	108,230	—
Principal payments on credit agreements and long-term debt	(387)	(292)
Payments on finance lease obligations	(3,483)	(3,418)
Taxes paid upon vesting of equity-based compensation	(7,427)	(1,853)
Proceeds/cash settlements from common stock and exercised stock options	1,232	—
Payments on seller financed purchases	—	(1,280)
Net cash provided by (used in) financing activities	99,552	(6,551)
Effect of exchange rate changes on cash	(182)	1,929
Increase in cash, cash equivalents and restricted cash	11,673	29,990
Cash, cash equivalents and restricted cash at beginning of period	72,680	37,208
Cash, cash equivalents and restricted cash at end of period	$84,353	$67,198

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$84,303	$67,146
Restricted cash at end of period	50	52
Total cash, cash equivalents and restricted cash at end of period shown in the consolidated statements of cash flows	$84,353	$67,198
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

We are an energy services and solutions company with operations on six continents focused on developing environmentally conscious services and solutions. In addition to providing products and services to the oil and gas industry and calcium chloride for diverse applications, TETRA is expanding into the low-carbon energy market with chemistry expertise, key mineral acreage, and global infrastructure, helping to meet the demand for sustainable energy. We were incorporated in Delaware in 1981. Our portfolio includes energy services, industrial chemicals and emerging critical minerals opportunities, delivered through our two reporting segments – Completion Fluids & Products and Water & Flowback Services. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its subsidiaries on a consolidated basis.

Our Completion Fluids & Products Segment manufactures and markets clear brine fluids, additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The segment also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry and also produces and markets TETRA PureFlow, an ultra-pure zinc bromide, as well as TETRA PureFlow Plus, an ultra-pure zinc bromide/zinc chloride blend, to battery technology companies.

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the periods ended September 30, 2026 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2026.

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2025 included in our 2025 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the third quarter of 2026.

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

Mineral Resources Arrangement

We are pursuing low-carbon energy initiatives that leverage our fluids core chemistry competencies and our significant mineral resources, including our brine leases in Southwest Arkansas. In June 2023, we entered into a memorandum of understanding (as subsequently amended and supplemented, “MOU”) with Saltwerx LLC (“Saltwerx”), an indirect wholly owned subsidiary of ExxonMobil Corporation, relating to the Evergreen Unit, and potential bromine and lithium production from brine produced from the unit. The MOU includes an allocation of certain costs for the drilling of a brine production test well and other development operations, including front-end engineering and design studies for bromine and lithium production facilities.

Short-Term Investments

Short-term investments consist of U.S. Treasury bills with original maturities greater than three months, determined at the date of purchase. These securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Discount is accreted to interest income using the effective interest method. No allowance for credit losses has been recorded, as the securities are obligations of the U.S. government for which the expectation of nonpayment is zero. U.S. Treasury bills with original maturities of three months or less are included in cash equivalents and are also classified as available-for-sale.

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

We capitalized interest attributed to cost capitalized for the development of our properties in Arkansas of approximately $2.5 million and $6.4 million for the three and nine months ended September 30, 2026, respectively, and $1.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively. The average effective interest rate used for capitalization during the nine months ended September 30, 2026 was 11.2%.

Foreign Currency Translation

We have designated the Euro, the British pound, the Canadian dollar and the Brazilian real as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Canada and Brazil, respectively. The United States dollar is the designated functional currency for most of our other non-U.S. operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the United States dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) losses are included in other expense (income), net and totaled less than $(0.1) million and $(0.7) million during the three and nine months ended September 30, 2026, respectively, and $0.1 million and $8.1 million during the three and nine months ended September 30, 2025, respectively. Foreign currency exchange (gains) losses during the nine months ended September 30, 2025 include recognition of a $9.5 million cumulative foreign currency translation adjustment loss, which was reclassified from accumulated other comprehensive loss due to the dissolution of our former subsidiary in Canada.

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

Discontinued Operations

In early 2018, we closed a series of related transactions that resulted in the disposition of our former Offshore segment. We may be required to satisfy certain decommissioning liabilities under third-party indemnity agreements and corporate guarantees for which costs may be significant. As of September 30, 2026 and December 31, 2025, we have accrued $7.4 million of decommissioning liability associated with our former Offshore segment for which costs might be above the value of surety bonds on properties previously disposed. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of any legal proceedings, any amounts estimated or accrued may not represent the ultimate loss to the Company. See Note 9 - “Discontinued Operations” and Note 11 - “Commitments and Contingencies” included in our 2025 Annual Report for additional discussion.

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Interest paid(1)	$7,341	$12,992
Income taxes paid, net of refunds	$15,058	$10,333
(1) Interest paid is net of $6.4 million and $3.0 million of capitalized interest for the nine months ended September 30, 2026 and September 30, 2025, respectively.

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued capital expenditures	$19,243	$7,849
NOTE 2 – REVENUE

Revenue from Contracts with Customers

Our contract asset balances, primarily associated with contractual invoicing milestones and/or customer documentation requirements, were $26.6 million and $24.4 million as of September 30, 2026 and December 31, 2025, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our condensed consolidated balance sheets.

Unearned income includes amounts in which the Company was contractually allowed to invoice prior to satisfying the associated performance obligations. Unearned income balances were $6.5 million and $5.9 million as of September 30, 2026 and December 31, 2025, respectively, and vary based on the timing of invoicing and performance obligations being met. Unearned income is included in accrued liabilities and other in our condensed consolidated balance sheets. We recognized approximately $4.7 million and $4.7 million of revenue during the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.2 million of revenue during the three and nine months ended September 30, 2025, respectively, deferred in unearned income as of the beginning of the period. During the nine months ended September 30, 2026 and September 30, 2025, contract costs were not significant.

We disaggregate revenue from contracts with customers into Completion Fluids & Products and Water & Flowback Services, as noted in our two reportable segments in Note 10 - “Industry Segments.” In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Completion Fluids & Products
United States	$50,503	$46,331	$156,558	$163,816
International	41,370	43,933	140,146	128,910
	91,873	90,264	296,704	292,726
Water & Flowback Services
United States	48,622	53,820	142,710	164,608
International	27,456	9,155	70,447	26,917
	76,078	62,975	213,157	191,525
Total Revenue
United States	99,125	100,151	299,268	328,424
International	68,826	53,088	210,593	155,827
	$167,951	$153,239	$509,861	$484,251
NOTE 3 – INVENTORIES

Components of inventories as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Finished goods	$99,130	$96,125
Raw materials	4,578	5,764
Parts and supplies	12,257	11,949
Work in progress	1,840	1,888
Total inventories	$117,805	$115,726

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling.

NOTE 4 – INVESTMENTS
Equity and Other Investments

Our investments as of September 30, 2026 and December 31, 2025 consist of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Investment in Standard Lithium	$1,464	$3,576
Other investments	9,120	8,251
Total Investments	$10,584	$11,827

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
Cash Equivalents and Short-Term Investments

At September 30, 2026, our available-for-sale debt securities consisted of U.S. Treasury bills with an amortized cost of $74.9 million and a fair value of $74.8 million. These securities were purchased with a portion of the net proceeds from our June 2026 common stock offering. Of the fair value, $33.1 million is included in cash and cash equivalents and $41.7 million in short-term investments. All of the securities mature within one year. Gross unrealized gains and losses were each less than $0.1 million, and each security in an unrealized loss position had been in that position for less than 12 months. The unrealized losses result from changes in interest rates, not credit quality. The securities are obligations of the U.S. government. We do not intend to sell them, and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis. Accordingly, no allowance for credit losses has been recorded. See Note 7 - “Fair Value Measurements.”
NOTE 5 – LONG-TERM DEBT AND OTHER BORROWINGS

Consolidated long-term debt as of September 30, 2026 and December 31, 2025 consists of the following:

	Scheduled Maturity	September 30, 2026	December 31, 2025

		(in thousands)
Term Credit Agreement(1)	December 31, 2030	$182,819	$181,357
Argentina Credit Facilities	Various dates in December 2026	1,000	—
Total debt		183,819	181,357
Less current portion		(1,000)	(4,750)
Total long-term debt		$182,819	$176,607
(1) Net of unamortized discount of $3.5 million and $4.2 million as of September 30, 2026 and December 31, 2025, respectively, and net of unamortized deferred financing costs of $3.7 million and $4.5 million as of September 30, 2026 and December 31, 2025, respectively.

Term Credit Agreement

Pricing on the Term Credit Agreement is the secured overnight financing rate (“SOFR”) plus 5.75%. The interest rate per annum on borrowings under the Term Credit Agreement is 9.50% as of September 30, 2026.

On October 2, 2026, subsequent to the end of the third quarter, we entered into an amendment to the Term Credit Agreement. The amendment, among other things, extended the maturity date from January 12, 2030 to December 31, 2030; reduced pricing from SOFR plus 5.75% to SOFR plus 5.00%; eliminated the $75.0 million undrawn delayed-draw term loan, the availability period for which had previously expired, reducing the facility to the $190.0 million funded term loan; deferred the commencement of scheduled quarterly principal payments to June 30, 2028, with payments of $1.2 million per quarter through March 31, 2029 and $2.4 million per quarter thereafter until maturity; increased the Leverage Ratio above which we are required to offer to prepay a percentage of Excess Cash Flow from 2 to 1 to 2.5 to 1; required TETRA Bromine Project LLC, our subsidiary, to become a guarantor under the Term Credit Agreement; and favorably modified certain covenant baskets. The amendment did not change the outstanding principal balance of the Term Credit Agreement.

As amended, the Term Credit Agreement matures on December 31, 2030 and requires us to make quarterly principal payments of $1.2 million commencing June 30, 2028 through March 31, 2029 and $2.4 million per quarter thereafter, subject to adjustments for prepayments, if any, with the remaining balance due at maturity. Our Term Credit Agreement also requires us to offer to prepay a percentage of Excess Cash Flow (as defined in the Term Credit Agreement) within five business days of filing our Annual Report, if our Leverage Ratio (as defined in the Term Credit Agreement) is greater than 2.5 to 1.

During 2026, the lender consented to waive the $1.2 million quarterly payments due on March 31, 2026, June 30, 2026, and September 30, 2026, which effectively deferred the payments to the maturity date of the Term Credit Agreement.

Because the amendment was executed prior to the issuance of these financial statements and eliminated the $8.3 million of principal payments that were scheduled within twelve months of September 30, 2026, we have classified the entire outstanding balance of the Term Credit Agreement as long-term debt in the accompanying consolidated balance sheet as of September 30, 2026. Scheduled maturities through maturity of the Term Credit Agreement, as amended, are as follows, not considering conditional prepayment offers required by our Term Credit Agreement:

September 30, 2026
(in thousands)
2026	$—
2027	—
2028	3,563
2029	8,312
2030	178,125
Total maturities	$190,000

The Term Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the Company and certain of its subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, engaging in mergers and other fundamental changes, the making of investments, entering into transactions with affiliates, the payment of dividends and other restricted payments, the prepayment of other indebtedness and the sale of assets. The Term Credit Agreement also requires the Company to maintain a Leverage Ratio (as defined in the Term Credit Agreement) to be no greater than 4.0 to 1.0 as of the end of each fiscal quarter and Liquidity (as defined in the Term Credit Agreement) to be no less than $50.0 million at all times.

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

ABL Credit Agreement

As of September 30, 2026, we had no borrowings outstanding and $3.1 million letters of credit or guarantees under our ABL Credit Agreement. Deferred financing costs of $0.7 million and $0.9 million as of September 30, 2026 and December 31, 2025, respectively, were classified as other long-term assets on the accompanying condensed consolidated balance sheets as there was no outstanding balance on our ABL Credit Agreement. As of September 30, 2026, our ABL Credit Agreement provides, with certain restrictions, for a senior secured revolving credit facility of up to $100.0 million with a $25.0 million accordion. The credit facility is subject to a borrowing base determined monthly by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit, and a swingline loan sublimit of $11.5 million. The ABL Credit Agreement matures on May 13, 2029. Subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, we had availability of $77.3 million under this agreement as of September 30, 2026.

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

Swedish Credit Facility

The Company has a revolving credit facility for seasonal working capital needs of subsidiaries in Sweden (“Swedish Credit Facility”). As of September 30, 2026, we had no balance outstanding and availability of approximately $5.0 million under the Swedish Credit Facility. During each year, all outstanding loans under the Swedish Credit Facility must be repaid for at least 30 consecutive days. Borrowings bear interest at a rate of 2.95% per annum. The Swedish Credit Facility expires on December 31, 2026 and the Company intends to renew it annually.

Argentina Credit Facilities

In January 2026, we entered into new credit facilities in Argentina for capital expenditures required for our subsidiary in Argentina (“Argentina Credit Facilities”), which are collateralized by a $3.0 million standby letter of credit issued under our ABL Credit Agreement. As of September 30, 2026, we had $1.0 million outstanding under the Argentina Credit Facilities. Borrowings bear interest at a weighted average rate of 7.13% per annum. Principal and interest are due at maturity of the facilities in December 2026.

Finland Credit Agreement

The Company also has an agreement guaranteed by certain accounts receivable and inventory in Finland (“Finland Credit Agreement”). As of September 30, 2026, there were $1.5 million of letters of credit outstanding against the Finland Credit Agreement. The Finland Credit Agreement expires on January 31, 2027 and the Company intends to renew it annually.

Covenants

Our credit agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. As of September 30, 2026, we are in compliance with all required covenants under the credit agreements.
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

There have been no material developments in our legal proceedings during the quarter ended September 30, 2026. For additional discussion of our legal proceedings, please see our 2025 Annual Report.

Product Purchase Obligations

In the normal course of our Completion Fluids & Products Segment operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of September 30, 2026, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Completion Fluids & Products Segment’s supply agreements was approximately $46.7 million, including $8.0 million for the remainder of 2026, $29.1 million in 2027, and $9.6 million in 2028.

Arkansas Bromine Project

As of September 30, 2026, we had outstanding purchase and work order commitments of approximately $67.8 million related to construction of our Arkansas bromine production facility (the “Arkansas Bromine Project”). As of September 30, 2026, we also have commitments of $13.5 million related to long-lead power infrastructure for the facility, due over five years beginning after electric service is available, which may be subject to reduction or reimbursement if another industrial or non-residential customer(s) connects to the power infrastructure.
NOTE 7 – FAIR VALUE MEASUREMENTS

Financial Instruments

Equity and Other Investments

We retained an interest in our former subsidiary, CSI Compressco LP (“CSI Compressco”), which was acquired by Kodiak Gas Services, Inc. (“Kodiak”) on April 1, 2024, and we received shares of Kodiak in exchange for our common units in CSI Compressco in connection with such acquisition. In January 2025, we sold our Kodiak shares for proceeds of $19.0 million, net of transaction and broker fees.

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

We also hold investments in convertible notes, common units, and preferred units issued by two privately-held companies. The convertible note includes an option to convert the note into equity interests. Our investment in certain preferred units as of September 30, 2026 and December 31, 2025 were recorded based on internal valuations with assistance from a third-party valuation specialist, including reference to observable market-based inputs for preferred units issued to several investors during October 2025 through March 2026 (Level 3 fair value measurement). Our investment in convertible notes, embedded option and common units are recorded in our consolidated financial statements based on internal valuations with assistance from a third-party valuation specialist (Level 3 fair value measurement). The valuations are impacted by key assumptions, including the assumed probability and timing of potential debt or equity offerings. The change in the fair value of the embedded option, as well as the preferred units and common units, are included in other (income) expense, net in our consolidated statements of operations. The change in the fair value of the convertible note, excluding the embedded option, is included in other comprehensive income (loss) in our consolidated statements of comprehensive income.

The change in our investments for the three and nine months ended September 30, 2026 and September 30, 2025 is as follows:

	Three Months Ended September 30, 2026
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$2,200	$8,890	$11,090
Unrealized loss on equity securities	(736)	(14)	(750)
Unrealized gain on embedded option	—	30	30
Unrealized gain on convertible note, excluding embedded option	—	214	214
Investment balance at end of period	$1,464	$9,120	$10,584

	Three Months Ended September 30, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$1,568	$7,403	$8,971
Unrealized gain (loss) on equity securities	1,128	(11)	1,117
Unrealized loss on embedded option	—	(21)	(21)
Unrealized gain on convertible note, excluding embedded option	—	342	342
Investment balance at end of period	$2,696	$7,713	$10,409

	Nine Months Ended September 30, 2026
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$3,576	$8,251	$11,827
Unrealized (loss) gain on equity securities	(2,112)	108	(2,004)
Unrealized gain on embedded option	—	1,781	1,781
Unrealized loss on convertible note, excluding embedded option	—	(1,020)	(1,020)
Investment balance at end of period	$1,464	$9,120	$10,584

	Nine Months Ended September 30, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Investment balance at beginning of period	$19,561	$1,388	$7,210	$28,159
Sale of investments	(18,393)	—	—	(18,393)
Reclassification between Level 2 and Level 3 fair value	—	(1,388)	1,388	—
Unrealized gain (loss) on equity securities	1,528	—	(188)	1,340
Unrealized loss on embedded option	—	—	(904)	(904)
Unrealized gain on convertible note, excluding embedded option	—	—	207	207
Investment balance at end of period	$2,696	$—	$7,713	$10,409

Recurring fair value measurements by valuation hierarchy as of September 30, 2026 and December 31, 2025 are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Description	September 30, 2026	(Level 1)	(Level 3)
	(in thousands)
Investment in Standard Lithium	$1,464	$1,464	$—
Other investments	9,120	—	9,120
Total investments	$10,584

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Description	December 31, 2025	(Level 1)	(Level 3)
	(in thousands)
Investment in Standard Lithium	$3,576	$3,576	$—
Other investments	8,251	—	8,251
Total investments	$11,827

Cash Equivalents and Short-Term Investments

At September 30, 2026, our money market fund and U.S. Treasury bills were measured at fair value on a recurring basis using quoted prices in active markets (Level 1 fair value measurement).

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities
Description	September 30, 2026	(Level 1)
		(in thousands)
Money market fund (cash equivalent)	$15,116	$15,116
U.S. Treasury bills (cash equivalents and short-term investments)	74,824	74,824
Total	$89,940

We had no cash equivalents or short-term investments at December 31, 2025.

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
NOTE 9 – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Number of weighted average common shares outstanding	148,200	133,419	140,616	132,978
Assumed vesting of equity awards	1,152	1,418	1,813	872
Average diluted shares outstanding	149,352	134,837	142,429	133,850

NOTE 10 – INDUSTRY SEGMENTS

We manage our operations through two segments: Completion Fluids & Products Segment and Water & Flowback Services Segment. Summarized financial information concerning the business segments is as follows:

	Three Months Ended
	September 30, 2026
	Completion Fluids & Products	Water & Flowback Services	Total
	(in thousands)
Revenue	$91,873	$76,078	$167,951
Cost of product sales and services	64,828	58,211	123,039
Depreciation, amortization and accretion	2,343	7,396	9,739
General and administrative expense	6,997	6,404	13,401
Operating income	17,705	4,067	21,772
Interest (income) expense, net	(473)	151	(322)
Other expense (income), net	1,181	(322)	859
Income before taxes	$16,997	$4,238	$21,235

Unallocated corporate expenses			$11,967
Corporate depreciation, amortization and accretion			76
Interest expense, net			2,683
Other expense, net			80
Consolidated income before taxes			$6,429

Capital expenditures(1)	$28,299	$6,852	$35,311
(1) Total consolidated capital expenditures include corporate capital spend of $160 thousand for the three months ended September 30, 2026.

	Nine Months Ended
	September 30, 2026
	Completion Fluids & Products	Water & Flowback Services	Total
	(in thousands)
Revenue	$296,704	$213,157	$509,861
Cost of product sales and services	199,356	162,878	362,234
Depreciation, amortization and accretion	6,779	21,581	28,360
General and administrative expense	22,921	19,055	41,976
Operating income	67,648	9,643	77,291
Interest (income) expense, net	(733)	487	(246)
Other expense (income), net	(101)	(347)	(448)
Income before taxes	$68,482	$9,503	$77,985

Unallocated corporate expenses			$34,385
Corporate depreciation, amortization and accretion			231
Interest expense, net			9,111
Other expense, net			385
Consolidated income before taxes			$33,873

Capital expenditures(1)	$54,295	$23,117	$77,645
(1) Total consolidated capital expenditures include corporate capital spend of $233 thousand for the nine months ended September 30, 2026.

	September 30, 2026
Total assets(2)	$517,106	$168,032	$809,296
(2) Total consolidated assets include corporate assets of $124 million at September 30, 2026.

	Three Months Ended
	September 30, 2025
	Completion Fluids & Products	Water & Flowback Services	Total
	(in thousands)
Revenue	$90,264	$62,975	$153,239
Cost of product sales and services	57,571	49,807	107,378
Depreciation, amortization and accretion	2,263	7,136	9,399
General and administrative expense	6,993	5,741	12,734
Operating income	23,437	291	23,728
Interest (income) expense, net	(170)	34	(136)
Other (income) expense, net	(1,707)	205	(1,502)
Income before taxes	$25,314	$52	$25,366

Unallocated corporate expenses			$12,506
Corporate depreciation, amortization and accretion			92
Interest expense, net			4,584
Other expense, net			79
Consolidated income before taxes			$8,105

Capital expenditures(1)	$9,857	$5,882	$15,739
(1) Total consolidated capital expenditures include corporate capital spend of zero for the three months ended September 30, 2025.

	Nine Months Ended
	September 30, 2025
	Completion Fluids & Products	Water & Flowback Services	Total
	(in thousands)
Revenue	$292,726	$191,525	$484,251
Cost of product sales and services	174,480	153,809	328,289
Depreciation, amortization and accretion	6,654	20,897	27,551
Impairments and other charges	—	611	611
General and administrative expense	20,576	16,291	36,867
Operating income (loss)	91,016	(83)	90,933
Interest (income) expense, net	(587)	40	(547)
Other (income) expense, net	(2,520)	9,983	7,463
Income (loss) before taxes	$94,123	$(10,106)	$84,017

Unallocated corporate expenses			$37,766
Corporate depreciation, amortization and accretion			280
Interest expense, net			13,913
Other income, net			(569)
Consolidated income before taxes			$32,627

Capital expenditures(1)	$37,223	$15,878	$53,182
(1) Total consolidated capital expenditures include corporate capital spend of $81 thousand for the nine months ended September 30, 2025.

	December 31, 2025
Total assets(2)	$347,770	$161,978	$675,761
(2) Total consolidated assets include corporate assets of $166 million at December 31, 2025.

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

NOTE 11 – INCOME TAXES

Our effective tax rates were negative 6.5% and 25.0% for the three and nine months ended September 30, 2026, respectively, compared with the 21% U.S. federal statutory rate. The negative rate for the quarter reflects discrete benefits of $1.2 million from a reduction in our federal valuation allowance and $1.3 million from a revised estimate of the impact of our 2025 election to treat our Brazilian subsidiary as a corporation for U.S. tax purposes. Both periods are also affected by state income taxes, non-deductible items and foreign operations taxed at higher rates.

NOTE 12 – SUBSEQUENT EVENTS

On October 2, 2026, we entered into an amendment to our Term Credit Agreement that, among other things, extended the maturity date to December 31, 2030, reduced the interest rate margin by 0.75%, and eliminated scheduled principal payments until June 30, 2028. For additional information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

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
Business Overview

We are an energy services and solutions company with operations on six continents focused on developing environmentally conscious services and solutions. Calcium chloride is used in the oil and gas industry, and also has broad industrial applications to the agricultural, road, food and beverage, and lithium production markets. In addition to providing products and services to the oil and gas industry and calcium chloride for diverse applications, TETRA is expanding into the low-carbon energy market with chemistry expertise, key mineral acreage, and global infrastructure, helping to meet the demand for sustainable energy. We are also developing and pilot testing technologies to treat and desalinate produced water from oil wells for beneficial reuse, including surface discharge. We are currently composed of two segments – Completion Fluids & Products and Water & Flowback Services.

Consolidated revenue for the first nine months of 2026 of $509.9 million increased 5.3% compared to the prior year, led by strong results from our Water & Flowback Services Segment. Consolidated revenue for the third quarter of 2026 decreased 9.5% sequentially quarter over quarter from lower sales volumes from our Completion Fluids & Products Segment.

Completion Fluids & Products Segment revenues for the third quarter of 2026 decreased 18.8% compared to the second quarter of 2026 following traditionally strong seasonal European industrial chemicals volumes in the second quarter. Completion Fluids & Products Segment revenues increased slightly compared to the first nine months of 2025.

Water & Flowback Services revenues for the third quarter of 2026 increased slightly compared to the second quarter of 2026, driven by additional early production facilities operating during the third quarter of 2026 in Latin America and higher flowback activity as utilization of TETRA Sandstorm and Auto-Drillout technologies continued to improve across the United States. We continue to take proactive actions to reduce costs, optimize the size of our support structure, and close underperforming service lines within Water & Flowback Services.

Although we did experience some cost pressure around shipping costs in the area, the Middle East conflict did not materially affect our second or third quarter 2026 results, as historically less than 5% of our revenue is exposed to this region. Our chemical manufacturing plants are located in the United States and Europe and our elemental bromine for our chemical manufacturing in the United States is sourced locally. Over the longer term, the impact of developments in the Persian Gulf and the broader Middle East may impact the global oil and gas markets and our business and financial results. Generally, we believe the conflict may provide tailwinds to an already robust offshore and deepwater outlook and boost unconventional investment activity in the United States and Latin America.

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

Three months ended September 30, 2026 compared with three months ended June 30, 2026.

Consolidated Comparisons

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2026	2026
	(in thousands, except percentages)
Revenues	$167,951	$185,657	$(17,706)	(9.5)%
Cost of product sales and services	123,039	130,343	(7,304)	(5.6)%
Depreciation, amortization and accretion	9,815	9,600	215	2.2%
Gross profit	35,097	45,714	(10,617)	(23.2)%
General and administrative expense	25,368	25,584	(216)	(0.8)%
Operating income	9,729	20,130	(10,401)	(51.7)%
Interest expense, net	2,361	3,267	(906)	(27.7)%
Other expense, net	939	1,009	(70)	(6.9)%
Income before taxes	6,429	15,854	(9,425)	(59.4)%
Income tax expense (benefit)	(419)	5,617	(6,036)	(107.5)%
Net income attributable to TETRA stockholders	$6,848	$10,237	$(3,389)	(33.1)%

Consolidated revenues decreased sequentially as a result of decreased activity for the Completion Fluids & Products Segment primarily due to lower sales volumes following the strong Northern European industrial chemicals seasonal impact in the second quarter. See Segment Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit decreased primarily due to lower activity levels from the Completion Fluids & Products segment. See Segment Comparisons section below for additional discussion.

Consolidated other expense, net, decreased compared to the prior quarter primarily due to a $0.8 million increase in foreign exchange gains, primarily in Brazil and Argentina, partially offset by a $0.6 million net increase in unrealized losses from the change in fair value of our investments.

Consolidated income tax expense decreased $6.0 million for the three months ended September 30, 2026, compared with the prior quarter, driven by both lower earnings and a lower effective tax rate. The Company's effective tax rate decreased to negative 6.5% from 35.4% in the prior quarter, primarily due to lower earnings, a $1.2 million decrease in the federal valuation allowance, and a $1.3 million decrease in the estimated impact of our 2025 election to change the U.S. tax classification of our Brazilian subsidiary from a partnership to a corporation.

Segment Comparisons

Completion Fluids & Products Segment

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2026	2026
	(in thousands, except percentages)
Revenues	$91,873	$113,110	$(21,237)	(18.8)%
Gross profit	$24,702	$35,267	$(10,565)	(30.0)%
Operating income	$17,705	$27,553	$(9,848)	(35.7)%

Revenues for our Completion Fluids & Products Segment decreased sequentially primarily due to lower sales volumes following the seasonally strong calcium chloride business in Northern Europe in the second quarter.

Gross profit and operating income for our Completion Fluids & Products Segment decreased compared to the prior quarter driven by the decrease in revenues mentioned above. Our profitability in future periods will continue to be affected by the mix of our products and services, market demand for our products and services, and drilling and completions activity.

Water & Flowback Services Segment

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2026	2026
	(in thousands, except percentages)
Revenues	$76,078	$72,547	$3,531	4.9%
Gross profit	$10,471	$10,523	$(52)	(0.5)%
Operating income	$4,067	$4,018	$49	1.2%

Revenues for our Water & Flowback Services Segment increased compared to the prior quarter driven by new early production facilities in Latin America and increased flowback activity from improved utilization of our patented TETRA Sandstorm and Auto-Drillout technologies in key markets in the United States and Latin America.

Gross profit and operating income for our Water & Flowback Services Segment remained comparable to the prior quarter as our cost control actions and continued market penetration of higher-margin automation technologies contributed to stable margins.

Corporate Overhead

	Three Months Ended		Period to Period Change
	September 30,	June 30,	$ Change	% Change
	2026	2026
	(in thousands, except percentages)
Depreciation and amortization	$76	$76	$—	—%
General and administrative expense	11,967	11,365	602	5.3%
Interest expense, net	2,683	3,123	(440)	(14.1)%
Other (income) expense, net	80	(27)	107	396.3%
Loss before taxes	$(14,806)	$(14,537)	$(269)	(1.9)%

Corporate overhead loss before taxes increased slightly compared to the prior quarter primarily due to a $0.6 million increase in general and administrative expenses resulting from higher professional services expense of $1.1 million, partially offset by lower incentive compensation expense of $0.5 million.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025.
Consolidated Comparisons

	Nine Months Ended
	September 30,		Period to Period Change
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenues	$509,861	$484,251	$25,610	5.3%
Cost of product sales and services	362,234	328,289	33,945	10.3%
Depreciation, amortization and accretion	28,591	27,831	760	2.7%
Impairments and other charges	—	611	(611)	(100.0)%
Gross profit	119,036	127,520	(8,484)	(6.7)%
General and administrative expense	76,361	74,633	1,728	2.3%
Operating income	42,675	52,887	(10,212)	(19.3)%
Interest expense, net	8,865	13,366	(4,501)	(33.7)%
Other expense, net	(63)	6,894	(6,957)	(100.9)%
Income before taxes	33,873	32,627	1,246	3.8%
Income tax expense	8,469	13,122	(4,653)	(35.5)%
Net income attributable to TETRA stockholders	$25,404	$19,505	$5,899	30.2%

Consolidated revenues increased compared to the prior year primarily due to an increase in revenues from our Water & Flowback Services Segment. See Segment Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated gross profit decreased compared to the prior year primarily due to the increase in cost of product sales from our Completion Fluids & Products Segment. See Segment Comparisons section below for a more detailed discussion of the change in our revenues.

Consolidated general and administrative expenses increased $1.7 million compared to the prior year due to higher compensation expenses, including incentive compensation.

Interest expense, net decreased $4.5 million primarily due to an increase in the interest expense capitalized for our Arkansas development as well as lower interest rates on our Term Credit Agreement.

Consolidated other expense, net, decreased compared to the prior year primarily due to an $8.8 million increase in foreign exchange gain, partially offset by a $1.3 million unfavorable change in net gains (losses) on our investments.

Consolidated income tax expense decreased $4.7 million for the nine months ended September 30, 2026, compared with the same period in 2025, as a lower effective tax rate of 25.0%, compared with 40.2% in the prior-year period, more than offset the impact of higher earnings. The lower rate was driven primarily by a $1.2 million decrease in the federal valuation allowance and a $1.3 million decrease in the estimated impact of our election to change the U.S. tax classification of our Brazilian subsidiary and the absence of a prior-year item related to the dissolution of our Canadian subsidiary, partially offset by a $1.2 million tax benefit recorded in 2025 from a correction to the 2024 tax provision.

Segment Comparisons

Completion Fluids & Products Segment

	Nine Months Ended
	September 30,		Period to Period Change
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenues	$296,704	$292,726	$3,978	1.4%
Gross profit	$90,569	$111,592	$(21,023)	(18.8)%
Operating income	$67,648	$91,016	$(23,368)	(25.7)%

Revenues for our Completion Fluids & Products Segment increased slightly compared to the prior year primarily due to the continued strength of industrial chemical sales activity.

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

Water & Flowback Services Segment

	Nine Months Ended
	September 30,		Period to Period Change
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenues	$213,157	$191,525	$21,632	11.3%
Gross profit	$28,698	$16,208	$12,490	77.1%
Operating income	$9,643	$(83)	$9,726	NM(1)
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

Corporate Overhead

	Nine Months Ended
	September 30,		Period to Period Change
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$231	$280	$(49)	(17.5)%
General and administrative expense	34,385	37,766	(3,381)	(9.0)%
Interest expense, net	9,111	13,913	(4,802)	(34.5)%
Other expense (income), net	385	(569)	954	167.7%
Loss before taxes	$(44,112)	$(51,390)	$7,278	(14.2)%

Corporate overhead loss before taxes decreased primarily due to a $4.8 million decrease in interest expense, net due to an increase in the interest expense capitalized for our Arkansas development and a $3.4 million decrease in allocated corporate costs as well as lower interest rates on our Term Credit Agreement.

Liquidity and Capital Resources

We believe that our capital resources allow us to meet our financial obligations on both a short-term and long-term basis. Our liquidity at the end of the third quarter was $208.3 million. Liquidity is defined as unrestricted cash plus short-term investments plus availability under our credit agreements. Information about the terms and covenants of our debt agreements can be found in Note 5 - “Long-Term Debt and Other Borrowings”.

Our consolidated sources and uses of cash for the periods presented below are as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Operating activities	$31,290	$68,634
Investing activities	$(118,987)	$(34,022)
Financing activities	$99,552	$(6,551)

Operating Activities

Consolidated cash flows provided by operating activities decreased compared to the first nine months of 2025 primarily due to higher working capital and lower operating income in 2026.

Investing Activities

During the third quarter, we invested a portion of the net proceeds of our June 2026 common stock offering in U.S. Treasury bills and a U.S. Treasury money market fund to fund construction of the Arkansas Bromine Project. $41.7 million of these proceeds were invested in Treasury bills with original maturities greater than three months.

Total cash capital expenditures during the first nine months of 2026 were $77.6 million, which reflects increased expenditures for advancement of our Arkansas brine resource development and additions to accommodate strategic opportunities in certain regions. Our Completion Fluids & Products Segment spent $54.3 million on capital expenditures, including $39.1 million for our Arkansas brine resource development, net of reimbursement from our Evergreen Unit participating interest owner and including major infrastructure and equipment supporting the bromine processing plant, and $6.4 million of capitalized interest for the Arkansas project. We also made additional investments to support strategic opportunities primarily in the United States. Our Water & Flowback Services Segment spent $23.1 million on capital expenditures for additional early production facilities in Latin America and to maintain, automate and upgrade our water management and flowback equipment fleet.

We have rights to the brine underlying our approximately 40,000 gross acres of brine leases in the Smackover Formation in Southwest Arkansas, including rights to the bromine, lithium and other minerals contained in the brine. Additional information on these resources is described in Part I, “Item 2. Properties” in our 2025 Annual Report. The extraction of bromine, lithium, magnesium and other minerals from these brine leases will likely require a significant amount of time and capital. In May 2026, our Board of Directors approved the final investment decision for the development of our Arkansas bromine production facility (the “Arkansas Bromine Project”). Phase 1 of the Arkansas Bromine Project, which included site preparation, power infrastructure, and installation of the bromine tower, was completed in December 2025. Phase 2, which encompasses the major infrastructure and equipment supporting the plant, is currently underway with mechanical completion targeted by the end of 2026. The entire facility is expected to be operational by the end of 2027, with first production anticipated in early 2028. Remaining capital expenditures will be funded over the next two years from a combination of cash from operations, credit facility borrowings, proceeds from our June 2026 Offering discussed below, and other financing sources. If the development of our brine resources is materially accelerated or delayed or if other participating interest owners do not fund their share of development costs, the amount of planned capital expenditures for the Arkansas Bromine Project, including the associated upstream development, may be adjusted.

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

Financing Activities

On June 4, 2026, we received $108.2 million of proceeds, net of underwriting discounts and commissions, and offering fees, from the issuance of 12,432,432 shares of our common stock (including 1,621,621 shares sold pursuant to the underwriters’ exercise in full of their over-allotment option). We intend to use the net proceeds from the offering for general corporate purposes, including funding a portion of the construction costs of our Arkansas Bromine Project. Our financing activities for the first nine months of 2026 also include $7.4 million of taxes paid upon vesting of restricted stock units, and $3.5 million of finance lease payments associated with equipment leased primarily for the early production facilities in Argentina and equipment leases in the United States. We may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We are managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment and fund our key growth initiatives.

For additional information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Other Sources and Uses of Cash

In May 2025, we filed a universal shelf Registration Statement on Form S-3 with the SEC, which was declared effective by the SEC. Pursuant to this registration statement, we have the ability to sell debt or equity securities in one or more public offerings up to an aggregate public offering price of $400 million. In June 2026, we issued 12,432,432 shares of our common stock under this registration statement for an aggregate public offering price of $115.0 million. As a result, as of September 30, 2026, we had the ability to sell up to an additional $285.0 million of securities under this registration statement. This shelf registration statement currently provides us additional flexibility with regards to potential financing that we may undertake when market conditions permit or our financial condition may require.

At September 30, 2026, we had cash and cash equivalents of $84.3 million and short-term investments of $41.7 million. During the third quarter, we invested a portion of the net proceeds of our June 2026 common stock offering in U.S. Treasury bills and a U.S. Treasury money market fund to fund construction of the Arkansas Bromine Project. The decrease in cash and cash equivalents during the quarter reflects, in part, $41.7 million of these proceeds invested in Treasury bills with original maturities greater than three months, which are presented as short-term investments. The Treasury bills mature in monthly amounts through February 2027, as project spending requires.

In addition to the aforementioned credit facilities and Term Credit Agreement, we fund our short-term liquidity requirements from cash generated by our operations and from short-term vendor financing. In addition, as of September 30, 2026, the market value of our equity holdings of Standard Lithium was $1.5 million with no holding restrictions on our ability to monetize our investments. Should additional capital be required, instability or volatility in the capital markets may increase our cost of capital or limit our ability to raise capital through the issuance of additional debt or equity securities for an indeterminate period. If it is necessary to issue additional equity to fund our capital needs, additional dilution of our common stockholders will occur. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transaction is in the best interest of our business. In challenging economic environments, we may experience increased delays and failures by customers to pay our invoices. We could experience delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity. An increase of unpaid receivables would also negatively affect our borrowing availability under the ABL Credit Agreement and Swedish Credit Facility.

As of September 30, 2026, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

These forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable, but such forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: economic and operating conditions that are outside of our control, including the trading price of our common stock, and the supply, demand, and prices of oil and natural gas; the availability of adequate sources of capital to us; the effect of inflation on the cost of goods and services; the activity levels of our customers; our operational performance; actions taken by our customers, suppliers, competitors and third-party operators; the availability of raw materials and labor at reasonable prices; risks related to acquisitions and our growth strategy, including our emerging growth initiatives; restrictions under our debt agreements and the consequences of any failure to comply with debt covenants; the effect and results of litigation, commercial disputes, regulatory matters, settlements, audits, assessments, and contingencies; potential regulatory initiatives to restrict hydraulic fracturing activities on federal lands as well as other actions to more stringently regulate certain aspects of oil and gas development such as air emissions and water discharges; risks related to our foreign operations; risks related to our non-controlling equity investments; information and operational technology risks, including the risk of cyberattack; our health, safety and environmental performance; the effects of consolidation on our customers and competitors; global or national health concerns, including the outbreak of pandemics or epidemics; acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the current conflict between Russia and Ukraine, the conflict in the Israel-Gaza region, the conflict with Iran and uncertainty with respect to maritime traffic through the Strait of Hormuz, and other continued hostilities in the Middle

East, maritime piracy attacks; and statements regarding our beliefs, expectations, plans, goals, future events and performance and other statements that are not purely historical.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The interest on our borrowings is subject to market risk exposure related to changes in applicable interest rates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk. Our total debt as of September 30, 2026 consists of $190.0 million principal amount due under our Term Credit Agreement, with an interest rate of 9.50%, indexed to SOFR plus a 5.75% margin, and $1.0 million principal amount under our Argentina Credit Facilities, with a weighted average interest rate of 7.13%. A hypothetical 10% increase in the SOFR would increase cash interest payments by approximately $0.7 million annually; however there are no assurances that rate changes would be limited to such amounts.

Borrowings under our ABL Credit Agreement, if any, bear interest at an agreed-upon percentage rate spread above SOFR. Borrowings under our Swedish Credit Facility, if any, bear interest at fixed rates of 2.95%. As of September 30, 2026, we had no borrowings outstanding under our ABL Credit Agreement or Swedish Credit Facility.

We are also exposed to interest rate risk on our cash equivalents and short-term investments of $89.9 million at September 30, 2026. The investments consist of U.S. Treasury bills and a U.S. Treasury money market fund, with a weighted average maturity of approximately 57 days. A hypothetical 100 basis point increase in interest rates would decrease their fair value by approximately $0.1 million. Changes in the fair value of our available-for-sale securities are recorded in other comprehensive income.

For additional information on our credit agreements, see Note 5 - “Long-Term Debt and Other Borrowings” in the Notes to Consolidated Financial Statements.

Exchange Rate Risk

We have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We may enter into short-term foreign-currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not expected to be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period. As of September 30, 2026, we did not have any foreign currency exchange contracts outstanding.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, Timothy Moeller, Senior Vice President – Critical Minerals, Projects and Supply Chain, adopted a Rule 10b5‑1 trading arrangement intended to comply with Rule 10b5‑1(c). The plan, adopted on September 30, 2026, provides for transactions over a period beginning January 4, 2027 and ending December 31, 2027, and covers an aggregate of 200,000 shares of the Company’s common stock. No trades may occur until the mandatory 90-day cooling‑off period required under Rule 10b5‑1(c) has elapsed. No other director or officer of TETRA adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
10.1+
First Amendment to Credit Agreement, dated October 2, 2026, by and among the Company, the other loan parties party thereto, the Lenders and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2026 (SEC File No. 001-13455)).

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH++	Inline XBRL Taxonomy Extension Schema Document.
101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
*    Filed with this report.
**    Furnished with this report.
+    Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission or its staff upon request.
++    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2026 and 2025; (ii) Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2026 and 2025; (iii) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (iv) Consolidated Statements of Equity for the nine-month periods ended September 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements for the nine months ended September 30, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	November 2, 2026	By:	/s/Brady M. Murphy
Brady M. Murphy
President and Chief Executive Officer
Principal Executive Officer

Date:	November 2, 2026	By:	/s/Matthew J. Sanderson
Matthew J. Sanderson
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date:	November 2, 2026	By:	/s/Katherine Kokenes
Katherine Kokenes
Vice President and Chief Accounting Officer
Principal Accounting Officer